Form 10-Q
period 1996-03-31
EXSORBET INDUSTRIES INC
filed 1996-05-15
CIK 930159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
          (Mark One)
          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ___________________

                         Commission File Number 0-25970

                           EXSORBET INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


       IDAHO                                                     82-0464589
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                              6007 S. 29TH STREET
                           FORT SMITH, ARKANSAS 72903
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:   (501) 649-8401



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes _    No ___

As of May 14, 1996, 8,895,193 shares of the registrant's common stock, $.001 par value ("Common Stock"), were outstanding.




================================================================================

                               TABLE OF CONTENTS



ITEM                                                                                                                 PAGE
                                                          PART I
                                                          ------
1.               Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
2.               Management's Discussion and Analysis of Financial Condition and Results
                          of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

                                                         PART II
                                                         -------
1.               Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
5.               Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
6.               Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                           EXSORBET INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                           March 31,        December 31,      March 31
                                                                1996             1995             1995
                                                           -------------    --------------    -------------

                                                           (Unaudited)                        (Unaudited)
Current Assets

         Cash                                              $     138,475    $     778 ,048    $   1,340,366
Accounts receivable - trade, net of allowances                 5,192,687         3,792,385        2,266,152
Inventories - raw materials                                       22,548           249,214          706,286
            - finished product                                   548,095           235,029          296,743
         Prepaid and other                                     1,184,009           291,750          187,173
                                                           -------------    --------------    -------------
Total Current Assets                                           7,283,814         5,346,426        4,796,720
                                                           -------------    --------------    -------------


Other Assets
Intangible assets, net                                         5,030,884         5,220,702        4,419,329
Other assets                                                     151,227           183,730          730,549
                                                           -------------    --------------    -------------
Total Other Assets                                             5,182,111         5,404,432        5,149,878
                                                           -------------    --------------    -------------

Property, Plant and Equipment, net                             6,548,242         6,046,863        5,047,698
                                                           -------------    --------------    -------------


Total Assets                                               $  19,014,167    $   16,797,721    $  14,994,296
                                                           -------------    --------------    -------------

           See notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               March 31,       December 31,      March 31
                                                                1996              1995             1995
                                                             -------------   ---------------   -------------
                                                             (Unaudited)                       (Unaudited)
Current Liabilities
         Accounts payable - trade                             $  1,765,436    $    1,146,097    $    977,052
Notes payable and current maturities of long-term debt             402,428         1,309,157         778,914
Other current liabilities                                          920,186           561,368         242,788
                                                             -------------   ---------------   -------------
Total Current Liabilities                                        3,088,050         3,016,622       1,998,754
                                                             -------------   ---------------   -------------
Long-term debt, less current maturities                          3,210,219         1,756,980       1,482,240
                                                             -------------   ---------------   -------------
Deferred income taxes                                              549,087           329,087          -
                                                             -------------   ---------------   -------------
Total Liabilities                                                6,847,356         5,102,689       3,480,994
                                                             -------------   ---------------   -------------
Minority Interest                                                   -                 36,574          84,254
                                                             -------------   ---------------   -------------
Stockholders' Equity
Common Stock                                                         8,885             8,885           8,841
Additional paid-in capital                                      11,465,188        11,465,188      11,231,231
Retained earnings (deficit)                                        692,738           184,385         188,976
                                                             -------------   ---------------   -------------
Total Stockholders' Equity                                      12,166,811        11,658,458      11,429,048
                                                             -------------   ---------------   -------------
Total Liabilities and Stockholders' Equity                   $  19,014,167   $    16,797,721   $  14,994,296
                                                             =============   ===============   =============


           See notes to condensed consolidated financial statements.

                           EXSORBET INDUSTRIES, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              ---------------------------
        BALANCE SHEET DATA:                                                        1996          1995
                                                                              -------------   -----------

Sales                                                                         $  4,135,955     3,147,969
Cost of Sales                                                                    2,331,197     1,861,020
                                                                              -------------   -----------
Gross Profit                                                                     1,804,758     1,286,949
                                                                              -------------   -----------
Costs and Expenses:
         Marketing Expense                                                         300,621       212,444
General and Administrative                                                         783,650       496,196
                                                                              -------------   -----------
Total Costs and Expenses                                                         1,084,271       708,640
                                                                              -------------   -----------

Income from Operations                                                             720,487       578,309
Other Income (Expense), Net                                                       (42,682)       (34,668)
                                                                              -------------   -----------
Income before Income Taxes                                                          677,805      543,641
Provision for Income Taxes                                                          169,452      143,093
                                                                              -------------   -----------
Net Income before Minority Interest                                                 508,353      400,548
Minority Interest                                                                     --          40,615
                                                                              -------------   -----------
Net Income                                                                          508,353      359,933
                                                                              =============   ===========
Net Income per Common Share                                                             .06          .04
                                                                              =============   ===========
Average Shares Outstanding                                                        8,768,075    8,218,743
                                                                              =============   ===========

           See notes to condensed consolidated financial statements.

                           EXSORBET INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              ---------------------------
        BALANCE SHEET DATA:                                                        1996          1995
                                                                              -------------   -----------

Net Cash (Used) Provided by Operating Activities:                             $  (600,548)     $(215,647)
                                                                              -------------   -----------
Cash Flows from Investing Activities:
         Purchase of property, plant and equipment                                (581,717)     (365,075)
         Change in other assets                                                     (3,818)     (602,742)
                                                                              -------------   -----------
Net Cash Used in Investing Activities                                             (585,535)     (967,817)
                                                                              -------------   -----------


Cash Flows from Financing Activities:
Issuance of common stock                                                           --                 560
Additional capital paid in                                                         --           2.203,648
Net proceeds from (repayment of) notes payable and long-term debt                  546,510        128,384
                                                                              -------------   -----------
Net Cash Provided by Financing Activities                                          546,510      2,332,592
                                                                              -------------   -----------


(Decrease) Increase in Cash                                                       (639,573)     1,149,128

Cash - Beginning of Period                                                         778,048        191,238
                                                                              -------------   -----------

Cash - End of Period                                                          $    138,475    $ 1,340,366
                                                                              =============   ===========


           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1996

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

2.       Subsequent Event

         Subsequent to March 31, 1996, the Company sold $5,000,000 face amount of debentures. The debentures bear interest at 7.5% per annum, payable quarterly, until conversion. The debentures are convertible to Common Stock of the Company. One-half of the principal amount is convertible forty-five days after closing. The other half after seventy-five days. Any remaining unconverted debentures mature in two years and are automatically converted to Common Stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following analysis and discussion highlights significant factors affecting the Company's financial condition and results of operations for the quarter ended March 31, 1996. For a more complete understanding of the following discussion, reference should be made to the Company's Consolidated Financial Statements and the related notes thereto presented elsewhere in this report.

Results of Operations

         Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

         Sales. For the three months ended March 31, 1996 and 1995, sales were $4,135,955 and $3,417,969, respectively. The increase in sales was due primarily to sales of the products and services offered by Consolidated Environmental Services, Inc. and Eco-Systems, Inc. to the customers of the Company's other subsidiaries. Consolidated Environmental Services, Inc. and Eco-Systems, Inc. were acquired by the Company on September 27, 1995 and December 28, 1995, respectively.

         Cost of Sales. For the three months ended March 31, 1996 and 1995, the cost of sales were $2,331,197 and $1,861,020, respectively, or 56.4% as a percentage of sales as compared to 59.1%, respectively. The cost of sales as a percentage of sales decreased as management gained better control of the cost factors associated with producing the Company's products.

         Total Operating Expenses. For the three months ended March 31, 1996 and 1995, total operating expenses were $1,084,271 and $708,640, respectively. The increase resulted from an increase in marketing and general administration expenses.

         Net Income. For the three months ended March 31, 1996 and 1995, net income was $508,354 and $359,933, respectively. For the three months ended March 31, 1996 and 1995, net income per share was approximately $.06 and $.04, respectively.

FINANCIAL CONDITION AND LIQUIDITY

         At March 31, 1996, total current assets were $7,283,814, reflecting an increase over the March 31, 1995 level of $4,796,720. Total current liabilities increased over the same periods from $1,998,754 on March 31, 1995 to $3,088,050 on March 31, 1996. This resulted in a current ratio of 2.36 and 2.40, respectively. At December 31, 1995, total current assets were $5,346,426 and total current liabilities at March 31, 1996 and 1995 were $3,016,622. This resulted in a current ratio of 1.77 on December 31, 1995, as compared to 2.36 on March 31, 1996.

         During the first quarter of 1996, the Company began several large projects, which increased accounts receivables and prepaid expenses. The Company also incurred approximately $1,462,000 of long term debt in order to finance the acquisition of equipment related to these projects.

         Working capital needs generally have been met from cash generated from operations with short term borrowings used on occasions and, more recently, through the issuance of convertible debentures. Between May 8 and May 14, 1996, the Company issued $5,000,000 principal amount of debentures which are convertible into the Company's Common Stock after 45 days as more fully described below. While the Company has not relied significantly on short term borrowings to meet its capital requirements, the Company does experience periodic cash flow needs common to the industry. Management believes that the Company's existing working capital and available credit lines are sufficient to meet the Company's current operating capital needs.

         Between May 8 and May 14, 1996, the Company issued $5,000,000 of 7 1/2% convertible debentures due two years from the date of issue (the "Debentures") in a transaction exempt from the registration requirements of the Securities Act of 1933. The Company is obligated to pay interest on the unpaid principal amount of the Debentures at the rate of 7 1/2% per year, payable quarterly in arrears until the principal is paid in full or has been converted. Any accrued interest on the date of conversion, minus any required withholding, shall be added to the principal amount to be converted. Interest shall be computed on the basis of a 360-day year of twelve 30-day months. Payment of the principal on the Debentures will be due two years from the date of issuance of the Debentures and may be made, at the option of the Company, either (i) in United States Dollars, or (ii) through automatic conversion as provided below. One-half of the Debentures are convertible at any time 45 days, and the remainder, at any time 75 days, after the purchase of the Debentures and before the due date; provided, however, that, to the extent that any Debentures remain outstanding on the second anniversary of the purchase thereof, such Debentures will automatically convert into shares of Common Stock on such date. The Debentures are convertible into shares of Common Stock at 80% of the Current Market Price (as defined below) of the Common Stock on the date of conversion; provided, however, that in no event shall the conversion price be less than 30% of the Current Market Price of the Common Stock on the date of the closing of a holder's purchase of a Debenture nor greater than the Current Market Price of the Common Stock on the date of the closing of a holder's purchase of a Debenture. "Current Market Price" per share of Common Stock on any date is the average of the quoted bid prices of the Common Stock for five consecutive trading days ending on the trading day before the date in question. The quoted bid price shall mean (i) the closing bid prices thereof on any such trading date, as reported by Bloomberg, L.P., or (ii) in the event the Common Stock is not reported on such system, the fair market value of the Common Stock as determined by the Board of Directors of the Company in its good faith judgment.

         Upon conversion of the Debentures into Common Stock and upon demand of such holders, the Company is obligated to file a registration statement within thirty days to register such Common Stock for sale.

                                    PART II

ITEM 1.  CHANGES IN SECURITIES.

         On May 9, 1996 the Company filed an amendment (the "Amendment") to its Articles of Incorporation that eliminated its shareholders preemptive right to acquire unissued or treasury shares or securities convertible into such shares or carrying a right to subscribe to or acquire shares. The Amendment is filed as Exhibit 3.2 to this Form 10-Q, which is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION.

         On February 22, 1996, Floyd Leland Ogle resigned as President of the Company. Pursuant to an agreement with the Nasdaq Stock Market, Inc., Mr. Ogle was required to divest himself of all of his shares of Common Stock in excess of five percent of the outstanding capital stock of the Company on February 26, 1996. On or about February 29, 1996, Mr. Ogle and First Commercial Trust Co., N.A. of Little Rock, Arkansas (the "Trustee") entered into a trust agreement (the "Agreement") forming the Floyd Leland Ogle Trust (the "Trust"). Pursuant to the Agreement, Mr. Ogle placed 1,458,100 shares of Common Stock of the Company, and an option to acquire and additional 50,000 shares of Common Stock into the Trust, for the benefit of Mr. Ogle's wife, Terie Elson Ogle. The Trust is required to use its best efforts to sell all of the shares of Common Stock it holds within two years from the date of the agreement with the Nasdaq Stock Market, Inc.

         The Trust is required to indemnify the Trustee against any claims or losses. Additionally, the Company has agreed to indemnify the Trustee in the event of any losses by the Trust should the Trust's assets be depleted or should the Trust become insolvent. Further, pursuant to an agreement with the Trust, on May 8, 1996, the Company filed a registration statement on Form S-3 registering the resale of shares of Common Stock by the Trust. Exsorbet Industries, Inc. agreed to advance the costs and expenses incurred in the filing of the registration statement, with such expenses to be reimbursed by the Trust.

         As a result of Mr. Ogle's resignation, the Board of Directors of the Company (the "Board") appointed Dr. Edward Schrader to fill Mr. Ogle's unexpired term as a director. The other members of the Board are Charles E. Chunn, Jr., who is the Chairman of the Board, and Sam Sexton III. The Board also appointed Dr. Schrader to serve as President of the Company. Charles E. Chunn, Jr. is serving as Vice-President, and Sam Sexton III is serving as Secretary.

         On May 2, 1996, Exsorbet Industries, Inc. signed a letter of intent to acquire all of the outstanding stock of Asbestos Abatement, Inc. and Chem-Bio Laboratories, Inc., Mississippi corporations, in exchange for stock and cash payments. Although the Company anticipates closing the transaction on or before May 30, 1996, there can be no assurance that this acquisition will ever be consummated or, if consummated, that it will be consummated at such anticipated times or be operated successfully.

         On or about April 27, 1996, the Company signed a letter of intent to acquire all of the outstanding stock of Environmetrics, Inc., a Missouri corporation, in exchange for stock and a cash payment. Although the Company anticipates closing this transaction on or before May 30, 1996, there can be no assurance that this acquisition will ever be consummated or, if consummated, that it will be consummated at such anticipated times or be operated successfully.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                  *       3.1     Articles of Incorporation of Exsorbet
                                  Industries, Inc., dated March 14, 1930, as amended November 2, 1981, February 19, 1988,
                                  March 9, 1988, August 5, 1988 and December
                                  20, 1993 (filed as Exhibit 3.1 to Form 10-QSB dated June 30, 1995).

                          3.2 Articles of Amendment to the Articles of Incorporation of Exsorbet Industries, Inc. dated May 9, 1996 (filed herewith).

                  *       3.3     By-Laws of Exsorbet Industries, Inc. (filed as
                                  Exhibit 3.2 to Form 10-QSB dated June 30,
                                  1995).

                  *       4.1     Form of Certificate of Exsorbet Industries,
                                  Inc.  Common Stock, $.001 par value (filed as
                                  Exhibit 3 to Form 10-SB filed May 1, 1995).

                          10.1 Form of Offshore Convertible Securities Subscription Agreement (filed herewith).

                          10.2    Form of Debenture (filed herewith).

                          27      Financial Data Schedule.


                  *       Incorporated by Reference


         (b)     Reports on Form 8-K

                 None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              EXSORBET  INDUSTRIES, INC.



              By:    /s/ CHARLES CHUNN, JR.
                   -----------------------------------------------------------
                       CHARLES CHUNN, JR.
                       Chairman of the Board, Chief Financial Officer,
                       Vice President and Director
                       (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)



Date:  May 15, 1996.

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
- -------                       -----------
 3.1 Articles of Incorporation of Exsorbet Industries, Inc., dated March 14, 1930, as amended November 2, 1981, February 19, 1988, March 9, 1988, August 5, 1988 and December 20, 1993
                   (filed as Exhibit 3.1 to Form 10-QSB dated June 30, 1995).

 3.2 Articles of Amendment to the Articles of Incorporation of Exsorbet Industries, Inc. dated May 9, 1996 (filed herewith).

10.1 Form of Offshore Convertible Securities Subscription Agreement (filed herewith).

10.2               Form of Debenture (filed herewith).

27                 Financial Data Schedule.