Form 10-Q/A
period 1996-03-31
EXSORBET INDUSTRIES INC
filed 1996-06-14
CIK 930159

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-Q/A-1



                                ----------------


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1996

                                       OR


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


  For the transition period from _________________ to ___________________

                           Commission File Number 0-25970

                           EXSORBET INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 IDAHO                                      82-0464589
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                         4294 LAKELAND DRIVE, SUITE 200
                          FLOWOOD, MISSISSIPPI   39208
                    (Address of principal executive offices)



      Registrant's telephone number, including area code:   (601) 936-6633



                              6007 S. 29TH STREET
                           FORT SMITH, ARKANSAS 72903
                 (Former address if changed since last report)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  X    No
                                                       ---      ---



As of June 13, 1996, 8,895,193 shares of the registrant's common stock, $.001 par value ("Common Stock"), were outstanding.





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

                                                         PART II
                                                         -------

2.               Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
5.               Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
6.               Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                           EXSORBET INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                             March 31,    December 31,     March 31
                                                                                1996          1995           1995
                                                                           ------------- --------------- -------------

                                                                           (Unaudited)                   (Unaudited)
                   Current Assets
                            Cash . . . . . . . . . . . . . . . . . . . . . $     138,475 $       778,048 $   1,340,366
                            Accounts receivable - trade, net of allowances     5,192,687       3,792,385     2,266,152
                            Inventories - raw materials  . . . . . . . . .       220,548         249,214       706,286
                                        - finished product . . . . . . . .       548,095         235,029       296,743
                            Prepaid and other  . . . . . . . . . . . . . .     1,184,009         291,750       187,173
                                                                           ------------- --------------- -------------
                   Total Current Assets  . . . . . . . . . . . . . . . . .     7,283,814       5,346,426     4,796,720
                                                                           ------------- --------------- -------------

                   Other Assets
                            Intangible assets, net . . . . . . . . . . . .     5,030,884       5,220,702     4,419,329
                            Other assets . . . . . . . . . . . . . . . . .       151,227         183,730       730,549
                                                                           ------------- --------------- -------------
                   Total Other Assets  . . . . . . . . . . . . . . . . . .     5,182,111       5,404,432     5,149,878
                                                                           ------------- --------------- -------------

                   Property, Plant and Equipment, net  . . . . . . . . . .     6,548,242       6,046,863     5,047,698
                                                                           ------------- --------------- -------------

                   Total Assets  . . . . . . . . . . . . . . . . . . . . . $  19,014,167 $    16,797,721 $  14,994,296
                                                                           ------------- --------------- -------------


           See notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             March 31,    December 31,     March 31
                                                                                1996          1995           1995
                                                                           ------------- --------------- -------------

                                                                           (Unaudited)                   (Unaudited)
                 Current Liabilities
                          Accounts payable - trade . . . . . . . . . . . . $   1,765,436  $    1,146,097  $    977,052
                          Notes payable and current maturities of long-          402,428       1,309,157       778,914
                          term debt  . . . . . . . . . . . . . . . . . . .
                          Other current liabilities  . . . . . . . . . . .       920,186         561,368       242,788
                                                                           -------------  --------------  ------------
                 Total Current Liabilities . . . . . . . . . . . . . . . .     3,088,050       3,016,622     1,998,754
                                                                           -------------  --------------  ------------

                 Long-term debt, less current maturities . . . . . . . . .     3,210,219       1,756,980     1,482,240
                                                                           -------------  --------------  ------------

                 Deferred income taxes . . . . . . . . . . . . . . . . . .       549,087         329,087        -
                                                                           -------------  --------------  ------------

                 Total Liabilities . . . . . . . . . . . . . . . . . . . .     6,847,356       5,102,689     3,480,994
                                                                           -------------  --------------  ------------

                 Minority Interest . . . . . . . . . . . . . . . . . . . .        -               36,574        84,254
                                                                           -------------  --------------  ------------

                 Stockholders' Equity
                          Common Stock . . . . . . . . . . . . . . . . . .         8,885           8,885         8,841
                          Additional paid-in capital . . . . . . . . . . .    11,465,188      11,465,188    11,231,231
                          Retained earnings (deficit)  . . . . . . . . . .       692,738         184,385       188,976
                                                                           ------------- ---------------  ------------
                 Total Stockholders' Equity  . . . . . . . . . . . . . . .    12,166,811      11,658,458    11,429,048
                                                                           -------------  --------------  ------------
                 Total Liabilities and Stockholders' Equity  . . . . . . . $  19,014,167  $   16,797,721  $ 14,994,296
                                                                           =============  ==============  ============


                       See notes to condensed consolidated financial statements.

                           EXSORBET INDUSTRIES, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                ----------------------
                                                                                                    1996        1995
                                                                                                ----------- ----------
                   Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $4,135,955   3,147,969
                   Cost of Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,331,197   1,861,020
                                                                                                ----------- ----------
                   Gross Profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,804,758   1,286,949
                                                                                                ----------- ----------

                   Costs and Expenses:
                            Marketing Expense  . . . . . . . . . . . . . . . . . . . . . . .       300,621     212,444
                            General and Administrative . . . . . . . . . . . . . . . . . . .       783,650     496,196
                                                                                                ----------- ----------
                   Total Costs and Expenses  . . . . . . . . . . . . . . . . . . . . . . . .     1,084,271     708,640
                                                                                                ----------- ----------

                   Income from Operations  . . . . . . . . . . . . . . . . . . . . . . . . .       720,487     578,309
                   Other Income (Expense), Net . . . . . . . . . . . . . . . . . . . . . . .       (42,682)    (34,668)
                                                                                                ----------- ----------
                   Income before Income Taxes  . . . . . . . . . . . . . . . . . . . . . . .        677,805    543,641
                   Provision for Income Taxes  . . . . . . . . . . . . . . . . . . . . . . .        169,452    143,093
                                                                                                ----------- ----------
                   Net Income before Minority Interest . . . . . . . . . . . . . . . . . . .        508,353    400,548
                   Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --       40,615
                                                                                                ----------- ----------
                   Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        508,353    359,933
                                                                                                =========== ==========
                   Net Income per Common Share . . . . . . . . . . . . . . . . . . . . . . .            .06        .04
                                                                                                =========== ==========
                   Average Shares Outstanding  . . . . . . . . . . . . . . . . . . . . . . .      8,768,075  8,218,743
                                                                                                =========== ==========



                       See notes to condensed consolidated financial statements.

                           EXSORBET INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                    -----------------
                                                                                                    1996         1995
                                                                                                 -----------  ----------
                   Net Cash (Used) Provided by Operating Activities: . . . . . . . . . . . .    $   (600,548)   $(215,647)
                                                                                                ------------  -----------
                   Cash Flows from Investing Activities:
                            Purchase of property, plant and equipment  . . . . . . . . . . .        (581,717)    (365,075)
                            Change in other assets . . . . . . . . . . . . . . . . . . . . .          (3,818)    (602,742)
                                                                                                ------------  -----------
                   Net Cash Used in Investing Activities . . . . . . . . . . . . . . . . . .        (585,535)    (967,817)
                                                                                                ------------  -----------

                   Cash Flows from Financing Activities:
                            Issuance of common stock . . . . . . . . . . . . . . . . . . . .          --              460
                            Additional capital paid in   . . . . . . . . . . . . . . . . . .          --        2,203,748
                            Net proceeds from (repayment of) notes payable and long-term debt        546,510      128,384
                                                                                                ------------  -----------
                            Net Cash Provided by Financing Activities  . . . . . . . . . . .         546,510    2,332,592
                                                                                                ------------  -----------

                   (Decrease) Increase in Cash . . . . . . . . . . . . . . . . . . . . . . .        (639,573)   1,149,128

                   Cash - Beginning of Period  . . . . . . . . . . . . . . . . . . . . . . .         778,048      191,238
                                                                                                ------------  -----------

                   Cash - End of Period  . . . . . . . . . . . . . . . . . . . . . . . . . .    $    138,475 $  1,340,366
                                                                                                ============ ============



                       See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1996

1.       Basis of Presentation


         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Form 10-K/A for the year ended December 31, 1995.


2.       Subsequent Event


         Subsequent to March 31, 1996, the Company sold $5,000,000 face amount of debentures. The debentures bear interest at 7.5% per annum, payable quarterly, until conversion. The debentures are convertible into Common Stock of the Company. One-half of the principal amount is convertible forty-five days after closing. The other half is convertible after seventy-five days. Any remaining unconverted debentures mature in two years and are automatically converted into Common Stock.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The following analysis and discussion highlights significant factors affecting the Company's financial condition and results of operations for the quarter ended March 31, 1996. For a more complete understanding of the following discussion, reference should be made to the Company's Consolidated Financial Statements and the related notes thereto presented above.


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


         Cost of Sales. For the three months ended March 31, 1996 and 1995, the cost of sales were $2,331,197 and $1,861,020, respectively, or 56.4% as a percentage of sales as compared to 59.1%, respectively. The cost of sales as a percentage of sales decreased as management gained better control of the cost factors associated with producing the Company's products and providing services.


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


         Cash decreased from $1,340,366 on March 31, 1995 to $778,048 and $138,475 on December 31, 1995 and March 31, 1996, respectively. The decrease resulted from the Company's increased payroll obligations, the payoff of liabilities classified as Notes Payable and the prepayment of expenses related to the projects described above.



         Working capital needs generally have been met from cash generated from operations with short term borrowings used on occasions and, more recently, through the issuance of convertible debentures. Between May 8 and May 14, 1996, the Company issued $5,000,000 principal amount of debentures that are convertible into the Company's Common Stock as described below. While the Company has not relied significantly on short term borrowings to meet its capital requirements, the Company does experience periodic cash flow needs common to the industry. Management believes that the Company's existing working capital and available credit lines are sufficient to meet the Company's current operating capital needs.



         Between May 8 and May 14, 1996, the Company issued $5,000,000 of 7 1/2% convertible debentures due two years from the date of issue (the "Debentures") in a transaction exempt from the registration requirements of the Securities Act of 1933. The Company is obligated to pay interest on the unpaid principal amount of the Debentures at the rate of 7 1/2% per year, payable quarterly in arrears until the principal is paid in full or has been converted into Common Stock. Any accrued interest on the date of conversion, minus any required withholding, shall be added to the principal amount to be converted. Interest shall be computed on the basis of a 360-day year of twelve 30-day months. Payment of the principal on the Debentures will be due two years from the date of issuance of the Debentures and may be made, at the option of the Company, either (i) in United States Dollars, or (ii) through automatic conversion as provided below. One-half of the Debentures are convertible at any time 45 days, and the remainder, at any time 75 days, after the purchase of the Debentures and before the due date; provided, however, that, to the extent that any Debentures remain outstanding on the second anniversary of the purchase thereof, such Debentures will automatically convert into shares of Common Stock on such date. The Debentures are convertible into shares of Common Stock at 80% of the Current Market Price (as defined below) of the Common Stock on the date of conversion; provided, however, that in no event shall the conversion price be less than 50% of the Current Market Price of the Common Stock on the date of the closing of a holder's purchase of a Debenture nor greater than the Current Market Price of the Common Stock on the date of the closing of a holder's purchase of a Debenture. "Current Market Price" per share of Common Stock on any date is the average of the quoted bid prices of the Common Stock for five consecutive trading days ending on the trading day before the date in question. The quoted bid price shall mean (i) the closing bid prices thereof on any such trading date, as reported by Bloomberg, L.P., or
(ii) in the event the Common Stock is not reported on such system, the fair market value of the Common Stock as determined by the Board of Directors of the Company in its good faith judgment.



         The Company has used approximately $750,000 of the proceeds from the sale of the Debentures to retire short- term debt and used approximately another $1,500,000 as working capital. The Company anticipates using approximately $2,000,000 to consummate the Possible Acquisitions, as defined below.

         Under certain limited circumstances, upon conversion of the Debentures into Common Stock and upon demand of such holders, the Company is obligated to file a registration statement within thirty days to register such Common Stock for sale.

                                    PART II


ITEM 2.  CHANGES IN SECURITIES.



         On May 9, 1996 the Company filed an amendment (the "Amendment") to its Articles of Incorporation that eliminated its shareholders' preemptive right to acquire unissued or treasury shares or securities convertible into such shares or carrying a right to subscribe to or acquire shares. The Amendment is filed as Exhibit 3.2 to this Form 10-Q/A-1, which is incorporated herein by reference.


ITEM 5.  OTHER INFORMATION.


FLOYD LELAND OGLE'S RESIGNATION


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


         As a result of Mr. Ogle's resignation, the Board of Directors of the Company (the "Board") appointed Dr. Edward Schrader to fill Mr. Ogle's unexpired term as a director. The other members of the Board are Charles E. Chunn, Jr., who is the Chairman of the Board, and Sam Sexton III. The Board also appointed Dr. Schrader to serve as President of the Company. Charles E. Chunn, Jr. is serving as Vice-President and Treasurer, and Sam Sexton III is serving as Secretary.



POSSIBLE ACQUISITIONS






         The Company has entered into letters of intent to purchase the businesses operated by Chem-Bio Laboratories, Inc., a Mississippi corporation ("Chem-Bio"), Asbestos Abatement Systems, Inc., a Mississippi corporation, ("AAI"), Environmetrics, Inc., a Mississippi corporation ("EMI"), Larco Environmental Services, Inc., a Louisiana corporation ("Larco") and KR Industrial Services of Alabama, an Alabama corporation ("KR") (collectively the "Possible Acquisitions"). The consummation of each of the possible acquisitions is subject to many conditions, including a full and satisfactory due diligence review of each of the companies and the negotiation of terms and conditions of a legally binding definitive acquisition agreement. The Company does not view any of these Possible Acquisitions as probable within the meaning of Regulation S-X.

         The financial information in respect of the Possible Acquisitions contained in this section was provided by the sellers of the companies described above in connection with the letters of intent and such financial information may not have been prepared in accordance with generally accepted accounting principles and as such, is subject to revisions based on information obtained by the Company in the event any such Possible Acquisitions are consummated. There can be no assurance that any of the Possible Acqisitions will ever be consummated or, if consummated, that the financial information presented herein in respect of such companies acquired in the Possible Acquisitions will reflect the financial information after the date such acquisitions are consummated.

Environmetrics, Inc.



         The Company has entered into a letter of intent, dated April 24, 1996, that provides for the acquisition of all of the outstanding stock of EMI in exchange for an unspecified amount of the Company's Common Stock that is still subject to negotiation. The Company intends to account for the transaction according to the purchase method of accounting.



         EMI is an environmental testing laboratory that performs chemical analysis testing for organic and inorganic contaminants in water, soil, hazardous waste samples, and other materials. EMI also performs oil testing, consisting of quality testing, dissolved gas analysis and polychlorinated biphenol analysis, for the transformer industry. EMI also provides analytical services to the chemical and environmental industries, environmental remediation companies, consulting engineers, utility companies, and state, local and the Federal governments.



         EMI had total assets of $1,093,148 and total liabilities of $932,431 as of the year ended December 31, 1995. EMI had total revenues of $2,857,558 for the fiscal year ended December 31, 1995. In the event this acquisition is consummated, the Company believes it will be required to fund EMI $300,000 of additional working capital to fund its current business operations.



Asbestos Abatement Systems, Inc. and Chem-Bio Laboratories, Inc.



The Company has entered into a letter of intent, dated May 2, 1996, and though further negotiations, has agreed to acquire all the outstanding stock of Chem-Bio and AAI for $1,000,000 in cash. The Company intends to account for this transaction using the purchase method of accounting.



         Chem-Bio is a commercial analytical laboratory. AAI is a containment, treatment and environmental remediation company operating in Mississippi, Alabama, Louisiana and Texas. AAI specializes in heavy metal, asbestos and hazardous waste treatment and disposal.



         Chem-Bio had total assets of $287,086 and total liabilities of $273,939 as of the year ended December 31, 1995. Chem-Bio also had total revenues of $757,401 for the year ended December 31, 1995. AAI had total assets of $358,740 and total liabilities of $247,984 as of the year ended December 31, 1995. AAI also had total revenue of $1,718,843 for the year ended December 31, 1995.



Larco Environmental Services, Inc.



         The Company has entered into a letter of intent, dated May 20, 1996 that provides for the acquisition of all of the outstanding stock of Larco in exchange for 1,733,332 shares of the Company's Common Stock in a transaction, which the Company believes will be accounted for according to the pooling of interests method of accounting, and the acquisition of certain personal assets of Larco's shareholders, consisting of fixed assets and real estate, that are used by Larco in its business for an additional cash payment of $365,000.



         Larco is an emergency response and industrial services company that operates in the central costal and inland region of the Gulf of Mexico. Larco engages in oil spill and hazardous material response, spill mitigation and clean up. Larco also provides industrial services, including storage tank cleaning, waste and sludge removal and refurbishment of chemical and hydrocarbon storage tanks, to the oil refining, petrochemical, manufacturing and transportation industries.



         Larco has approximately $5,339,544 in total assets and $3,128,020 total liabilities as of the year ended July 31, 1995. Larco had sales of $5,893,073 for the year ended July 31, 1995.



         The 1,733,332 shares of Common Stock to be received by Larco's shareholders will be "restricted securities" as defined in Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Act"). Rule 144 restricts the transfer of "restricted securities" for up to three years from the date of purchase. Such restriction on transfer can be removed by the filing of a registration statement under the Act to register such shares for resale. The letter of intent contains certain registration rights.

         Additionally, the letter of intent provides that Larco's shareholders give the Company's current Board of Directors an irrevocable proxy to vote the shares of the Company's Common Stock to be received in exchange for the outstanding stock of Larco for a period of two years after the closing of this transaction.



         The letter of intent provides that the Company will indemnify Larco's shareholders for all disclosed debts and known contingent liabilities and all unknown contingent liabilities of Larco.



KR Industrial Services of Alabama



         The Company has entered into a letter of intent, dated June 10, 1996, that provides for the acquisition for all the outstanding stock of KR for $2,120,000 to be paid in shares of the Company's Common Stock in a transaction that the Company believes will be accounted for according to the pooling of interests method of accounting. The stock received by the sellers of KR will be "restricted securities" as described above.



         KR is an industrial services company that operates in the inland region of the Gulf of Mexico. KR provides industrial services, such as hydroblasting, internal plant spill cleanup, storage tank cleaning, sludge pumping, industrial vacuum services and equipment steam cleaning services to utility, chemical and manufacturing companies.



         KR had approximately $2,453,741 in total assets and $1,822,487 in total liabilities as of the six-month period ended May 31, 1996. KR had total revenues of $2,534,763 for the six month period ended May 31, 1996.


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

                * 3.3     By-Laws of Exsorbet Industries, Inc. (filed as Exhibit 3.2 to
                          Form 10-QSB dated June 30, 1995).

                * 4.1     Form of Certificate of Exsorbet Industries, Inc.
                          Common Stock, $.001 par value (filed as Exhibit 3 to
                          Form 10-SB filed May 1, 1995).

                 10.1     Form of Offshore Convertible Securities Subscription
                          Agreement (filed herewith).

                 10.2     Form of Debenture (filed herewith).

                 10.3     Letter of Intent, dated April 24, 1996, by and between Exsorbet
                          Industries, Inc. and Environmetrics, Inc. (filed herewith).

                 10.4     Letter of Intent, dated May 2, 1996, by and between
                          Exsorbet Industries, Inc. and T.J. and Linda
                          Culpepper (filed herewith).

                 10.5     Letter of Intent, dated May 20, 1996, by and between
                          Exsorbet Industries, Inc. and Larry and Marilyn
                          Woodcock (filed herewith).

                 23.1     Consent of Cooper Shuffield & Company

- ---------------------


    *   Incorporated by Reference

(b)     Reports on Form 8-K

        None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EXSORBET  INDUSTRIES, INC.




                                        By: /s/ CHARLES CHUNN, JR.
                                            ------------------------------------
                                            CHARLES CHUNN, JR.
                                            Chairman of the Board, Chief
                                            Financial Officer, Vice President,
                                            Treasurer and Director
                                            (Principal Executive Officer,
                                            Principal Financial Officer
                                            and Principal Accounting Officer)




Date: June 14, 1996

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                        DESCRIPTION
- -------                       -----------
 3.2               Articles of Amendment to the Articles of Incorporation of
                   Exsorbet Industries, Inc. dated May 9, 1996.

10.1               Form of Offshore Convertible Securities Subscription
                   Agreement.

10.2               Form of Debenture.

10.3               Letter of Intent, dated April 24, 1996 by and between
                   Exsorbet Industries, Inc. and Environmetries, Inc.

10.4               Letter of Intent, dated May 2, 1996 by and between Exsorbet
                   Industries, Inc. and T.J. and Linda Culpepper.

10.5               Letter of Intent, dated May 20, 1996 by and between Exsorbet
                   Industries, Inc. and Larry and Marilyn Woodcock.

23.1               Consent of Cooper, Shuffield & Company

27                 Financial Data Schedule.