Form 10-Q
period 1996-06-30
EXSORBET INDUSTRIES INC
filed 1996-08-14
CIK 930159

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

                        ----------------------------
   (Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________

                       Commission File Number 0-25970


                          EXSORBET INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

                IDAHO                                 82-0464589
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

                       4294 LAKELAND DRIVE, SUITE 200
                        FLOWOOD, MISSISSIPPI   39208
                  (Address of principal executive offices)

     Registrant's telephone number, including area code:   (601) 936-6633





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  X   No
                                                       ---     ---
As of August 5, 1996, 11,163,950 shares of the registrant's common stock, $.001 par value ("Common Stock"), were outstanding.




================================================================================

                               TABLE OF CONTENTS



ITEM                                                                        PAGE
                                        PART I
                                        ------

1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .   3
2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . .   8

                                        PART II
                                        -------


1.   Legal Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . .  11
6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .  12

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                           EXSORBET INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                             June 30,     December 31,
                                                               1996           1995
                                                           ------------- --------------

                                                            (Unaudited)
   Current Assets
           Cash and cash equivalents   . . . . . . . . . . $   2,608,706 $      877,182
           Accounts receivable - trade, net of allowances      8,793,988      4,787,962
           Inventories   . . . . . . . . . . . . . . . . .       552,595        835,550
           Prepaid and other   . . . . . . . . . . . . . .       976,156        513,877
                                                           ------------- --------------
   Total Current Assets  . . . . . . . . . . . . . . . . .    12,931,445      7,014,571
                                                           ------------- --------------

   Other Assets
           Intangible assets, net  . . . . . . . . . . . .    10,370,086      8,704,052
           Other assets  . . . . . . . . . . . . . . . . .     1,699,407        502,210
                                                           ------------- --------------
   Total Other Assets  . . . . . . . . . . . . . . . . . .    12,069,493      9,206,262
                                                           ------------- --------------

   Property, Plant and Equipment, net  . . . . . . . . . .    14,887,168     11,504,145
                                                           ------------- --------------

   Total Assets  . . . . . . . . . . . . . . . . . . . . . $  39,888,106 $   27,724,978
                                                           ============= ==============

           See notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,     December 31,
                                                                 1996           1995
                                                             ------------- ---------------

                                                              (Unaudited)
   Current Liabilities
           Accounts payable - trade  . . . . . . . . . . . .  $  1,536,849  $   1,990,202
           Notes payable and current maturities of long-         5,812,445      3,373,688
           term debt   . . . . . . . . . . . . . . . . . . .
           Other current liabilities   . . . . . . . . . . .     1,495,156        759,802
                                                             ------------- ---------------
   Total Current Liabilities . . . . . . . . . . . . . . . .     8,844,450      6,123,692
                                                             ------------- ---------------

   Long-term debt, less current maturities . . . . . . . . .     9,798,695      3,490,059
                                                             ------------- ---------------

   Deferred Income Taxes . . . . . . . . . . . . . . . . . .       929,149        329,087
                                                             ------------- ---------------

   Total Liabilities . . . . . . . . . . . . . . . . . . . .    19,572,294      9,942,838
                                                             ------------- ---------------

   Minority Interest . . . . . . . . . . . . . . . . . . . .        -              36,574
                                                             ------------- ---------------

   Stockholders' Equity
           Common Stock  . . . . . . . . . . . . . . . . . .        10,583         10,583
           Additional paid-in capital  . . . . . . . . . . .    18,064,852     18,064,852
           Retained earnings (deficit)   . . . . . . . . . .     2,240,377       (329,869)
                                                             ------------- ---------------
   Total Stockholders' Equity  . . . . . . . . . . . . . . .    20,315,812     17,745,566
                                                             ------------- ---------------
   Total Liabilities and Stockholders' Equity  . . . . . . . $  39,888,106 $   27,724,978
                                                             ============= ===============

           See notes to condensed consolidated financial statements.

                           EXSORBET INDUSTRIES, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                    -----------------------   --------------------------
                                                                        1996       1995            1996         1995
                                                                    ----------- ----------    ------------- ------------
 Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 7,276,802   6,491,506    $ 15,039,167  $ 11,078,050
 Cost of Sales . . . . . . . . . . . . . . . . . . . . . . . . .     4,250,786   4,154,623       8,485,384     7,303,205
                                                                   ------------ -----------   ------------- -------------
 Gross Profit  . . . . . . . . . . . . . . . . . . . . . . . . .     3,026,016   2,336,883       6,553,783     3,774,845
                                                                   ------------ -----------   ------------- -------------
 Costs and Expenses:
         Selling Expenses  . . . . . . . . . . . . . . . . . . .       395,816     367,881         786,842       493,065
         General and Administrative  . . . . . . . . . . . . . .     1,162,141     860,635       2,080,932     1,471,814
                                                                   ------------ -----------   ------------- -------------
 Total Costs and Expenses  . . . . . . . . . . . . . . . . . . .     1,557,957   1,228,516       2,867,774     1,964,879
                                                                   ------------ -----------   ------------- -------------

 Income from Operations  . . . . . . . . . . . . . . . . . . . .     1,468,059   1,108,367       3,686,009     1,809,966
 Other Income (Expense), net . . . . . . . . . . . . . . . . . .      (172,192)   (148,669)       (369,892)     (237,835)
                                                                   ------------ -----------   ------------- -------------
 Income before Income Taxes  . . . . . . . . . . . . . . . . . .     1,295,867     959,698       3,316,117     1,572,131
 Provision for Income Taxes  . . . . . . . . . . . . . . . . . .       492,492     364,685       1,260,124       597,410
                                                                   ------------ -----------   ------------- -------------
 Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .       803,375     595,013       2,055,993       974,721
                                                                   ============ ===========   ============= =============
 Average Shares Outstanding  . . . . . . . . . . . . . . . . . .    10,634,020  10,372,898      10,634,020    10,372,898
                                                                   ============ ===========   ============= =============

 Net Income per Common Share . . . . . . . . . . . . . . . . . .           .08         .06             .19           .09
                                                                   ============ ===========   ============= =============

                 See notes to condensed consolidated financial statements.

                           EXSORBET INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                             JUNE 30,                   JUNE 30,
                                                                      ------------------------   ----------------------
                                                                         1996         1995           1996        1995
                                                                      ----------- ------------   ------------ -----------
Net Cash (Used) Provided by Operating Activities: . . . . . . . . .   $     8,660   $ 145,701    $(1,758,845) $ 1,182,305
                                                                      -----------  ----------    -----------  -----------
Cash Flows from Investing Activities:
         Net purchase of property, plant and equipment
         and proceeds from sale of property, plant and equipment  .    (3,231,644)    (91,598)   (4,011,611)     (633,860)
         Change in other assets . . . . . . . . . . . . . . . . . .    (1,477,968)   (492,799)   (1,245,413)     (258,201)
                                                                      -----------    --------    ----------   -----------
Net Cash Used in Investing Activities . . . . . . . . . . . . . . .    (4,709.612)   (584,397)   (5,257,024)     (892,061)
                                                                      -----------  ----------    ----------   -----------

Cash Flows from Financing Activities:
         Proceeds from issuance of debentures . . . . . . . . . . .     5,000,000           0     5,000,000             0
         Net proceeds from notes payable and long-term debt . . . .     2,072,049     283,536     3,747,393       653,701
                                                                      -----------  ----------    ----------   -----------
Net Cash Flows from Financing Activities  . . . . . . . . . . . . .     7,072,049     283,536     8,747,393       653,701
                                                                      -----------  ----------    ----------   -----------

Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . .     2,371,097    (155,160)    1,731,524       943,945

Cash and Cash Equivalents - Beginning of Period . . . . . . . . . .       237,609   1,485,714       877,182       386,609
                                                                      -----------  ----------    ----------   -----------

Cash and Cash Equivalents - End of Period . . . . . . . . . . . . .   $ 2,608,706  $1,330,554    $2,608,706   $ 1,330,554
                                                                      ===========  ==========    ==========   ===========


           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1996

1.       Basis of Consolidations

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.       Business Combinations

         On June 26, 1996, the Company entered into an agreement to acquire Larco Environmental Services, Inc., in a business combination accounted for as a pooling of interests. On June 27, 1996, the Company entered into an agreement to acquire KR Industrial Services, Inc., in a business combination accounted for as a pooling of interest. The accompanying financial statements are based on the assumption that the companies were combined for each period presented, and financial statements of prior periods have been restated to give effect to the combination. Net income for the periods June 30, 1996 and 1995 have been reduced by $54,954, due to amortization of goodwill. Retained earnings as of December 31, 1995 has been reduced by $109,908 due to the amortization of goodwill through that date.
         All material intercompany transactions have been eliminated in the combination.

3.       Issuance of Debentures

         During May 1996, the Company issued $5,000,000 of 7 1/2% convertible debentures due two years from date of issue (the "Debentures"). The Company is obligated to pay interest on the unpaid principal amount of the Debentures at the rate of 7 1/2% per year, payable quarterly in arrears until the principal is paid in full or has been converted into Common Stock. Any accrued interest on the date of conversion, minus any required withholding, shall be added to the principal amount to be converted. Interest shall be computed on the basis of a 360-day year of twelve 30-day months. Payment of the principal on the Debentures will be due two years from the date of issuance of the Debentures.
         The Debentures are currently convertible at any time and to the extent that any Debentures remain outstanding on the second anniversary of the purchase date, the Debentures will automatically convert into shares of Common Stock on such date. The Debentures are convertible into shares of Common Stock at 80% of the Current Market Price (as defined herein) of the Common Stock on the date of conversion; but in no event shall the conversion price be less than 50% of the Current Market Price of the Common Stock on the date of the purchase of the Debentures nor greater than the Current Market Price of the Common Stock on the date of the closing of Debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following analysis and discussion highlights significant factors affecting the Company's financial condition and results of operations for the quarter and six months ended June 30, 1996. For a more complete understanding of the following discussion, reference should be made to the Company's Consolidated Financial Statements and the related notes thereto presented above.

         As of the beginning of the second quarter of 1996, the Company's subsidiaries included Consolidated Environmental Services, Inc., an Arkansas corporation ("CESI") and Eco-Systems, Inc., a Mississippi corporation ("Eco-Systems"). On June 26 and June 27, 1996, respectively, the Company acquired Larco Environmental Services, Inc., a Louisiana corporation ("Larco") and KR Industrial Services of Alabama, Inc., an Alabama corporation ("KR"). Each transaction was accounted for as a pooling of interest. The financial statements included in this report are based on the assumption that Larco, KR and the Company were combined for each period presented, and the financial statements of the prior periods have been restated to give effect to the combination.

RESULTS OF OPERATIONS

         Sales.   Consolidated Sales for the second quarter 1996 increased by
$785,296 (12.0%) compared to the second quarter of 1995. For the first six months, sales increased $3,961,117 (35.7%) compared to the same period in 1995. Sales increased during both periods at KR, Eco-Systems and CESI. Larco's sales increased significantly for the six month period, but decreased significantly for the second quarter of 1996.

         KR's sales increased $699,561 (85.5%) and 1,365,409 (89.6%) for the second quarter and first six months of 1996, respectively, benefitting from increased market share developed as the result of aggressive price competition in 1995. Eco-Systems sales increased $187,877 (24.3%) and 488,204 (32%)
resulting from an increased volume of contracts for environmental consulting work. CESI's sales were $627,722 for the second quarter and $1,074,252 for the first six months of 1996, a 34.7% and 35.2% increase, respectively. The majority of CESI's increase in sales was the result of the subsidiary beginning work pursuant to a $3,500,000 contract signed in the first quarter of 1996.

         Larco's sales decreased $528,057 (29.5%) for the second quarter, but increased $601,114 (20.1%) for the first six months of 1996. Larco, being engaged in emergency spill response, is subject to vast variations in sales from period to period due primarily to the presence or absence of hazardous chemical and petroleum spills. Larco worked on such spills in the second quarter of 1995 and the first quarter of 1996, thus boosting sales expectedly higher in those periods and resulting in the substantial variations between the second quarter and first six months of 1996 as compared to the same periods last year.

         Gross Profit. As a percent of sales, gross profit was 41.5% in the second quarter of 1996 compared to 36.0% in the second quarter of 1995. For the first six month period, gross profit as a percent of sales was 43.5% compared to 34.1% in the same period of 1995.

         KR's gross profit as a percent of sales was 38.4% in the second quarter of 1996, compared to 10.4% in the second quarter of 1995. For the first six months of 1996 and 1995, gross profit as a percent of sales was 58.6% and 27.5%, respectively. The higher gross profit percent was attributable to higher margins and increased volume. Generally, the higher margins were achieved through a higher rate of asset utilization, which kept the increase in costs rising at a much slower rate than sales. Whereas sales increased 85.5% and 89.6% during the second quarter and first six months of 1996, respectively, cost of sales rose only 27.5% and 53.8% in the same periods, respectively.

         Larco's gross profit as a percent of sales decreased slightly from 35.9% in the second quarter of 1995 to 34.3% in the second quarter of this year. For the first six months of 1996, gross profit increased to 35.8% from 29.1% for the same period in 1995. The increase was due to increased hazardous spill response business and therefore, greater utilization of Larco's existing hazardous spill response equipment in the first six months of 1996 than in the same period for 1995.

        Eco-System's gross profit as a percent of sales was 44.8% in the second quarter of 1996 compared to 38.6% in the second quarter of 1995. Gross profit was approximately 46% for both the first six months of 1995 and 1996. The increase in the second quarter of 1996 versus the second quarter of 1995 is attributable to better management of human resources applied to the increased volume of business.

         At CESI, gross profit as a percentage of sales increased from 24.7% in the second quarter of 1995 to 40.2% in the second quarter of 1996. For the first six month period, gross profit increased from 27.4% in 1995 to 37.5% in 1996. During the fourth quarter of 1995, the Company purchased large amounts of equipment to replace equipment that CESI previously rented. Owning equipment has proven more efficient than renting. The increase in gross profit as a percent of sales results from the leveraging of fixed costs that results from the combination of (i) the change to a cost structure containing a greater proportion of fixed rather than variable costs and (ii) the increased sales.

         Total Selling and General and Administrative Expenses. Total selling and general and administrative expenses ("SG&A") increased as a percent of sales from 18.9% in the second quarter of 1995 to 21.4% in the second quarter of 1996. For the six month period, total SG&A increased as a percent of sales from 17.7% in 1995 to 19.1% in 1996. The increase was due primarily to an increase in general and administrative expenses which rose 35.0% in the second quarter of 1995 compared to the second quarter of 1996 and rose 41.4% during the first six months of 1996 compared to the same period in 1995. The increase in general and administrative expense is mainly attributable to the addition of offices in Texas, Louisiana and Alabama. Additionally, selling expenses during the six month period in 1996 rose 59.6% compared to the same period in 1995. This increase is principally due to the hiring of additional salesmen for the Company.

         Other Expense. Other Expense was higher in both the second quarter and first six months of 1996 as compared to the same periods in 1995. The principal cause for the increase was additional interest expense resulting from bank financing and the issuance of the Debentures (defined herein).

FINANCIAL CONDITION AND LIQUIDITY

         The Company's current and quick ratios were 1.46 and 1.29 at the end of the second quarter 1996 compared to 1.14 and .93 at the end of 1995. The continued growth, including the acquisitions of Larco and KR as well as an expansion in service territory has required significant investment in working capital, new equipment and facilities.

         Working capital needs generally have been met from cash generated from operations with short-term borrowings used on occasion and through the issuance the Debentures. In May 1996, the Company issued $5,000,000 of 7 1/2% convertible debentures due two years from the date of issue (the "Debentures") which are presently convertible into Common Stock. As of August 12, 1996, $1,470,000 of such Debentures have been converted into a total of 680,381 shares of Common Stock, 98,983 of which have yet to be issued.

         The Company issued the Debentures in a transaction exempt from the registration requirements of the Securities Act of 1933. The Company is obligated to pay interest on the unpaid and unconverted principal amount of the Debentures at the rate of 7 1/2% per year, payable quarterly in arrears until the principal is paid in full or has been converted into Common Stock. Any accrued interest on the date of conversion, minus any required withholding, shall be added to the principal amount to be converted. Interest shall be computed on the basis of a 360-day year of twelve 30-day months. Payment of the principal on the Debentures will be due two years from the date of issuance and may be made, at the option of the Company, either (i) in United States Dollars, or (ii) through automatic conversion as provided below. Upon issuance, one-half of the Debentures were convertible at any time 45 days, and the remainder, at any time 75 days, after the purchase of the Debentures and before the due date; provided, however, that, to the extent that any Debentures remain outstanding on the second anniversary of the purchase thereof, such Debentures will automatically convert into shares of Common Stock on such date. The Debentures are convertible into shares of Common Stock at 80% of the Current Market Price (as defined below) of the Common Stock on the date of conversion; provided, however, that in no event shall the conversion price be less than 50% of the Current Market Price of the Common Stock on the date of the closing of a holder's purchase of a Debenture nor greater than the Current Market Price of the Common Stock on the date of the closing of a holder's purchase of a Debenture. "Current Market Price" per share of Common Stock on any date is the average of the quoted bid prices of the Common Stock for five consecutive trading days ending on the trading day before the date in question. The quoted bid price shall mean (i) the closing bid prices thereof on any such trading date, as reported by Bloomberg, L.P., or
(ii) in the event the Common Stock is not reported on such system, the fair market value of the Common Stock as determined by the Board of Directors of the Company in its good faith judgment.

         Under certain limited circumstances, upon conversion of the Debentures into Common Stock and upon demand of such holders, the Company is obligated to file a registration statement within thirty days to register such Common Stock for sale.

         The Company has used approximately $750,000 of the proceeds from the sale of the Debentures to retire short- term debt and used approximately another $1,500,000 to increase working capital. The Company has used $1,300,000 to acquire real estate related to the operations of Larco.

         Net cash from operations in the first six months of 1996 was $(1,758,845). The net outflow of cash was primarily attributable to two factors. The Company had to pay approximately $750,000 in prepaid job costs for CESI. Additionally, the Company's sales increased resulting in additional cash being required for working capital to support the increased sales and increased operations.

         Accounts receivable increased $4,006,026, an 83.6% increase, in the first six months of 1996. The increase is primarily attributable to an increase in sales of $3,961,117 in the first six months of 1996, most of which occurred in the first quarter. Accounts receivable also increased from the slow pay of a large customer which decreased the inflow of cash to offset the large cash outflow for operating activities during the first six months of 1996. That customer has signed a promissory note converting the approximately $1,100,000 in accounts receivable to notes receivable. Such result will be reflected in the third quarter financial statements.

         Net cash from investing activities in the first six months of 1996 was $(5,257,024), reflecting the amount used for investment activities in property, plant and equipment and other assets. The Company financed such uses of cash through the issuance of the Debentures and long-term bank financing.

         The Company's cash commitments include an obligation to pay $3,000,000 to the shareholders of 7-7, Inc., an Ohio corporation ("7-7") (discussed below), pursuant to that certain Agreement and Plan of Merger (defined herein), upon the closing of the Company's acquisition of 7-7. The Company is currently negotiating a new revolving line of credit and term loan to refinance existing debt and provide additional working capital and to insure that the Company will have sufficient cash to meet its financial commitments. However, there can be no assurance that such additional financing will result from the current or future negotiations. If such additional financing cannot be obtained the Company may have difficulty in meeting the $3,000,000 payment due to the shareholders of 7-7. The Company believes that such financing will be obtained, or in the alternative, shareholders of 7-7 and the Company will amend the Agreement and Plan of Merger to extend the due date for the required payment. However, there can be no assurance that the shareholders of 7-7 will agree to such an amendment if the need so arises.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

         On October 28, 1994, certain former employees of the Company filed suit against the Company in the Circuit Court of Crawford County, Arkansas seeking $50,000 in actual damages and $2,500,000 in punitive damages for violations of the Arkansas Civil Rights Act and for the common law tort of outrage. The case was set for trial in June, 1996 but was continued by the Court due to unavailability of the trial judge until November, 1996. The plaintiffs claim that they were sexually harassed by a supervisor formerly employed by the Company. Management believes that the suit is without merit and any adverse judgment will not have a material adverse effect on the Company.

         On or about August 1, 1996, a current employee of CESI filed suit against the Company in the District Court of Tulsa County, Oklahoma seeking
damages in excess of $50,000.   The employee contends that she is owed $75,528
in commissions, $79,116 in penalties for failure to timely pay the commissions, $6,240 in overtime compensation and the same amount in statutory penalties, $940 in mileage expenses and the same amount in statutory penalties. The same employee also contends that she was sexually harassed and discriminated against by a former supervisor for which she seeks unspecified damages in excess of $50,000. Management has thoroughly investigated the claims and believes that all of the claims are without merit. Management's calculations of commissions due to the employee, based upon all available documentation, indicate that all commissions due to the employee have been paid. Management believes that it is not liable for any penalty because all commissions have been paid and because the statutory penalty applies only in cases where an employment relationship is terminated and the current employment relationship with the individual involved has not been terminated. Management believes that the claim for overtime compensation is frivolous as the employee is a salaried employee believed to be exempt from overtime compensation statutes. Management believes the claim for mileage expenses is also frivolous as the employee has been compensated for all mileage charges. Lastly, management believes the sexual harassment and discrimination claims are totally without any merit. The employee involved never made any notification of sexual discrimination or harassment to the Company or to any federal or state administrative agency. Management intends to defend the litigation vigorously.

ITEM 5.  OTHER INFORMATION.

         The Company has entered into a letter of intent, dated April 24, 1996, that provides for the acquisition of all of the outstanding stock of Environmetrics, Inc. in exchange for an unspecified amount of the Company's Common Stock that is still subject to negotiation. The Company anticipated closing the transaction by May 30, 1996. The Company continues to conduct due diligence but cannot predict when this transaction, if ever, will be consumated. There can be no assurance that this transaction will ever be consummated.

         The Company has entered into a letter of intent, dated May 2, 1996, and through further negotiations, has agreed to acquire all the outstanding stock of Chem-Bio Laboratories, Inc. and Asbestos Abatement Systems, Inc. for $1,000,000 in cash. The Company anticipated closing the transaction by May 30, 1996. However, a definitive agreement has yet to be signed and the Company continues to conduct due diligence. The Company cannot determine when, if ever, this transaction will be consummated and there can be no assurance that this transaction will ever be consumated.

         The Company entered into an Agreement and Plan of Merger, dated August 5, 1996, among the Company, 7-7 Merger, Inc., an Arkansas corporation and wholly-owned subsidiary of the Company, 7-7, Calvin F. Lowe, Sr., Calvin F. Lowe, II, Edward Kurzenberger, G. Howard Collingwood, Gary Platek and James Hodgson to acquire all of the outstanding stock of 7-7 in exchange for approximately 864,000 shares of the Company's Common Stock and $3,000,000 in cash. 7-7 is an environmental services company that provides a broad range of services including environmental remediation, emergency response, barge cleaning, industrial maintenance and hazardous waste recycling. 7-7 reported $9,202,261 in total assets and $6,577,534 in total liabilities as of the end of its fiscal year ended November 30, 1995. Gross revenue for fiscal year 1995 was $18,172,410 yielding a gross profit of $3,776,704. There can be no assurance that this transaction will ever be consummated or, if consummated, that the financial information presented herein in respect of 7-7 will reflect the financial information after the date such transaction is consummated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

               * 3.1 Articles of Incorporation of Exsorbet Industries, Inc., dated March 14, 1930, as amended November 2, 1981, February 19, 1988, March 9, 1988, August 5, 1988 and December 20, 1993 (filed as Exhibit 3.1 to Form 10-QSB dated June 30, 1995).

               * 3.2 Articles of Amendment to the Articles of Incorporation of Exsorbet Industries, Inc., dated May 9, 1996 (filed as Exhibit 3.2 to Form 10-Q/A-1 dated June 30, 1996).

               * 3.3     By-Laws of Exsorbet Industries, Inc. (filed as Exhibit
                         3.2 to Form 10-QSB dated June 30, 1995).

               * 4.1 Form of Certificate of Exsorbet Industries, Inc. Common Stock, $.001 par value (filed as Exhibit 3 to Form 10-SB filed May 1, 1995).

                 10.1 Employment Agreement of Charles E. Chunn, Jr., dated May 15, 1996 (filed herewith).

                 10.2 Employment Agreement of Dr. Edward L. Schrader, dated May 15, 1996 (filed herewith).

                 10.3 Agreement, dated May 15, 1996, between Exsorbet Industries, Inc. and Dr. Edward L. Schrader (filed herewith).

                 10.4 Employment Agreement of Sam Sexton III, dated May 15, 1996 (filed herewith).

                 10.5 Employment Agreement of Larry Woodcock, dated June 26, 1996 (filed herewith).

                 10.6 Employment Agreement of Marilyn Woodcock, dated June 26, 1996 (filed herewith).

                 10.7 Registration Rights Agreement, dated June 26, 1996, by and between Exsorbet Industries, Inc. and Larry and Marilyn Woodcock (filed herewith).

                 10.8 Employment Agreement of Kenneth R. McDonald, dated June 27, 1996 (filed herewith).

                 27      Financial Data Schedule (filed herewith).

         -------------------

              *  Incorporated by Reference

         (b)     Reports on Form 8-K

                          The Company filed a Current Report on Form 8-K dated
                 June 26, 1996 with respect to the acquisition of Larco Environmental Services, Inc. pursuant to an Agreement and Plan of Reorganization among the Company, Larco Acquisition, Inc., Larco and Larry and Marilyn Woodcock.

                          The Company filed a Current Report on Form 8-K dated
                 June 27, 1996 with respect to the acquisition of KR Industrial Services of Alabama, Inc. pursuant to a Stock Exchange Agreement among the Company, KR Acquisition, Inc., KR, Kenneth
                 R. and Carolyn McDonald and Kenneth A. Flatt, Jr.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         EXSORBET  INDUSTRIES, INC.



                         By: /s/ CHARLES CHUNN, JR.
                            --------------------------------------------------
                             CHARLES CHUNN, JR.
                             Chairman of the Board, Chief Financial Officer, Vice President, Treasurer and Director
                             (Principal Executive Officer, Principal
                             Financial Officer and Principal Accounting Officer)


Date: August 14, 1996

                           EXSORBET INDUSTRIES, INC.

                          FORM 10-Q INDEX TO EXHIBITS



Number                           Description
10.1     Employment Agreement of Charles E. Chunn, Jr., dated May 15, 1996.

10.2     Employment Agreement of Dr. Edward L. Schrader, dated May 15, 1996.

10.3     Agreement, dated May 15, 1996, between Exsorbet Industries, Inc. and
         Dr. Edward L. Schrader.

10.4     Employment Agreement of Sam Sexton III, dated May 15, 1996.

10.5     Employment Agreement of Larry Woodcock, dated June 26, 1996.

10.6     Employment Agreement of Marilyn Woodcock, dated June 26, 1996.

10.7     Registration Rights Agreement, dated June 26, 1996, by and between
         Exsorbet Industries, Inc. and Larry and Marilyn Woodcock.

10.8     Employment Agreement of Kenneth R. McDonald, dated June 27, 1996.

27       Financial Data Schedule.