Form 10-Q
period 1996-09-30
EXSORBET INDUSTRIES INC
filed 1996-11-14
CIK 930159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                -----------------

      (Mark One)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        ------------    -------------

                         Commission File Number 0-25970


                           EXSORBET INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           IDAHO                                                82-0474589
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                         4294 LAKELAND DRIVE, SUITE 200
                          FLOWOOD, MISSISSIPPI   39208
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:   (601) 936-6633


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes   X    No
                                                       -----     -----

As of November 13, 1996, 15,060,589 shares of the registrant's common stock, $.001 par value ("Common Stock"), were outstanding.


================================================================================

                               TABLE OF CONTENTS


ITEM                                                                                                     PAGE
----                                                                                                     ----
                                              PART I

1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
2.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

                                             PART II


5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11
6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS.

                           EXSORBET INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     September 30,   December 31,
                                                                         1996           1995
                                                                    -------------- ---------------
                                                                      (Unaudited)     (Audited)
Current Assets
         Cash and cash equivalents  . . . . . . . . . . . . . . . . $    2,909,451 $       877,182
         Accounts receivable - trade, net of allowances . . . . . .     10,231,396       4,787,962
         Inventories - supplies . . . . . . . . . . . . . . . . . .        558,197         835,550
         Prepaid and other  . . . . . . . . . . . . . . . . . . . .      1,247,851         513,877
                                                                    -------------- ---------------
Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . .     14,946,895       7,014,571
                                                                    -------------- ---------------

Other Assets
         Intangible assets, net . . . . . . . . . . . . . . . . . .     14,935,895       9,895,871
         Other assets . . . . . . . . . . . . . . . . . . . . . . .      1,814,798         200,675
                                                                    -------------- ---------------
Total Other Assets  . . . . . . . . . . . . . . . . . . . . . . . .     16,750,693      10,096,546
                                                                    -------------- ---------------

Property, Plant and Equipment, net  . . . . . . . . . . . . . . . .     25,058,871      12,103,989
                                                                    -------------- ---------------

Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . $   56,756,459 $    29,215,106
                                                                    ============== ===============

           See notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 30,   December 31,
                                                                               1996           1995
                                                                           -------------  --------------
                                                                            (Unaudited)     (Audited)
Current Liabilities
         Accounts payable - trade . . . . . . . . . . . . . . . . . . . .  $   5,709,835  $    1,990,202
         Notes payable and current maturities of long-term debt . . . . .      8,321,037       3,373,688
         Other current liabilities  . . . . . . . . . . . . . . . . . . .        642,806         785,474
                                                                           -------------  --------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . .     14,673,678       6,149.364
                                                                           -------------  --------------

Long-term debt, less current maturities . . . . . . . . . . . . . . . . .      9,254,050       3,490,059
                                                                           -------------  --------------

Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .        692,742         116,638
                                                                           -------------  --------------

Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,620,470       9,756,061
                                                                           -------------  --------------

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --          36,574
                                                                           -------------  --------------

Stockholders' Equity
         Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . .         14,606          10,583
         Additional paid-in capital . . . . . . . . . . . . . . . . . . .     28,708,015      18,064,852
         Retained earnings (deficit)  . . . . . . . . . . . . . . . . . .      3,413,368       1,347,036
                                                                           -------------  --------------
Total Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . .     32,135,989      19,422,471
                                                                           -------------  --------------
Total Liabilities and Stockholders' Equity  . . . . . . . . . . . . . . .  $  56,756,459  $   29,215,106
                                                                           =============  ==============

           See notes to condensed consolidated financial statements.

                           EXSORBET INDUSTRIES, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,                          SEPTEMBER 30,
                                               ---------------------------------      ----------------------------------
                                                    1996               1995                1996               1995
                                               --------------     --------------      --------------      --------------
                                                (Unaudited)        (Unaudited)         (Unaudited)         (Unaudited)
                                               --------------     --------------      --------------      --------------
Sales . . . . . . . . . . . . . . . . . . . .  $    7,305,636     $    5,365,643      $   22,419,265      $   16,443,693
Cost of Sales . . . . . . . . . . . . . . . .       5,377,634          4,259,840          14,118,145          11,563,045
                                               --------------     --------------      --------------      --------------
Gross Profit  . . . . . . . . . . . . . . . .       1,928,002          1,105,803           8,301,120           4,880,648
                                               --------------     --------------      --------------      --------------
Costs and Expenses:
         Marketing Expenses . . . . . . . . .         364,734            457,926           1,155,349             950,991
         General & Administrative and
            Operating Expenses  . . . . . . .       1,275,170            819,641           3,172,917           2,291,455
                                               --------------     --------------      --------------      --------------
Total Costs and Expenses  . . . . . . . . . .       1,639,904          1,277,567           4,328,266           3,242,446
                                               --------------     --------------      --------------      --------------

Income from Operations  . . . . . . . . . . .         288,098          (171,764)           3,972,854           1,638,202
Other Income (Expense), net . . . . . . . . .       (271,424)          (265,342)           (640,063)           (503,177)
                                               --------------     --------------      --------------      --------------
Income before Income Tax Provisions
         (Benefits) . . . . . . . . . . . . .          16,674          (437,106)           3,332,791           1,135,025
Provision (Benefits) for Income Taxes . . . .           6,335          (169,496)           1,266,459             427,914
                                               --------------     --------------      --------------      --------------
Net Income (Loss) . . . . . . . . . . . . . .          10,339          (267,610)           2,066,332             707,111
                                               ==============     ==============      ==============      ==============
Average Shares Outstanding  . . . . . . . . .      10,859,539         10,397,173          10,859,539          10,397,173
                                               ==============     ==============      ==============      ==============
Net Income per Common Share . . . . . . . . .            0.00             (0.03)                0.19                0.07
                                               ==============     ==============      ==============      ==============

           See notes to condensed consolidated financial statements.

                           EXSORBET INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 JUNE 30,                   SEPTEMBER 30,
                                                        --------------------------    --------------------------
                                                            1996          1995            1996          1995
                                                        -----------    -----------    ------------   -----------
                                                        (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
                                                        -----------    -----------    ------------   -----------
Net Cash (Used) Provided by Operating Activities: . .   $ 1,660,839    $    73,509    $    452,291       698,487
                                                        -----------    -----------    ------------   -----------
Cash Flows from Investing Activities:
         Net purchase of property, plant and
         equipment and proceeds from sale of
         property, plant and equipment  . . . . . . .      (925,306)    (1,854,854)     (5,432,363)   (1,990,122)
         Purchase of 7-7, Inc.                           (3,000,000)            --      (3,000,000)           --
         Change in other assets . . . . . . . . . . .    (1,515,287)       670,448      (2,529,371)      521,004
                                                        -----------    -----------    ------------   -----------
Net Cash Used in Investing Activities . . . . . . . .    (5,440,593)    (1,184,406)    (10,961,734)   (1,469,118)
                                                        -----------    -----------    ------------   -----------

Cash Flows from Financing Activities:
         Proceeds from issuance of debentures . . . .            --             --       5,000,000
         Net proceeds from notes payable and long-term
         debt . . . . . . . . . . . . . . . . . . . .       767,264        294,046       4,228,477       947,747
         Issuance of common stock                         3,313,235             --       3,313,235            --
                                                        -----------    -----------    ------------   -----------
Net Cash Flows from Financing Activities  . . . . . .     4,080,499        294,046      12,541,712       947,747
                                                        -----------    -----------    ------------   -----------

Increase (Decrease) in Cash and Cash Equivalents  . .       300,745       (816,851)      2,032,269       177,116

Cash and Cash Equivalents - Beginning of Period . . .     2,608,706      1,330,554         877,182       336,587
                                                        -----------    -----------    ------------   -----------

Cash and Cash Equivalents - End of Period . . . . . .   $ 2,909,451    $   513,703    $  2,909,451   $   513,703
                                                        ===========    ===========    ============   ===========


           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

1.       Basis of Consolidations

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.       Business Combinations

         On September 30,1996 the Company entered into an agreement to acquire all the assets of 7-7, Inc., for $7,150,000 through the issuance of common stock in the amount of $3,250,000, a cash payment of $3,000,000, and assumption of subordinated debt in the amount of $900,000. The acquisition was accounted for under the purchase method. The pro-forma results of operations for the nine months ended September 30, 1996 and 1995 are as follows:

                                            NINE MONTHS ENDED                             NINE MONTHS ENDED
                                           SEPTEMBER 30, 1996                             SEPTEMBER 30, 1995
                                -----------------------------------------    --------------------------------------------
                                  Exsorbet                                      Exsorbet
                                Industries,                    Pro-forma      Industries,                     Pro-forma
                                   Inc. &       7-7, Inc.       Amounts          Inc. &        7-7, Inc.       Amounts
                                Subsidiaries                                  Subsidiaries
Revenue . . . . . . . . . . .   $ 22,419,265   $  9,038,890   $31,458,155    $   16,443,693   $12,655,812   $  29,099,505
Net Income (Loss) . . . . . .      2,066,332     (1,970,281)       96,051           707,111       332,710       1,039,821
Earnings per share  . . . . .                                        0.01                                            0.09

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following analysis and discussion highlights significant factors affecting the Company's financial condition and results of operations for the quarter and nine months ended September, 1996. For a more complete understanding of the following discussion, reference should be made to the Company's Consolidated Financial Statements and the related notes thereto presented above.

         As of the beginning of the third quarter of 1996, the Company's subsidiaries included KR Industrial Services of Alabama, Inc., an Alabama corporation ("KR"), Larco Environmental Services, Inc., a Louisiana corporation ("Larco"), Eco-Systems, Inc., a Mississippi corporation ("Eco-Systems"), and Consolidated Environmental Services, Inc., an Arkansas corporation ("CESI"). The Company acquired KR and LARCO on June 27 and June 26, 1996, respectively. Each transaction was accounted for as a pooling of interest. The financial statements included in this report are based on the assumption that Larco, KR and the Company were combined for each period presented, and the financial statements of the prior periods have been restated to give effect to the combination. Additionally, on September 30, 1996, the Company acquired 7-7, Inc., an Ohio corporation ("7-7"). This transaction was accounted for as a purchase. As a result, the acquisition of 7-7 has no effect on the Company's Results of Operations during the third quarter. The figures for CESI include the results of two additional subsidiaries of the Company that during fiscal year 1995 were a part of CESI to make the analysis for CESI more meaningful.

RESULTS OF OPERATIONS

         Sales.   Consolidated Sales for the third quarter 1996 increased by
$1,939,993 (36.1%) compared to the third quarter of 1995. For the first nine months, sales increased $5,975,572 (36.3%) compared to the same period in 1995. Sales increased during both periods at KR, Larco, Eco-Systems and CESI.

         KR's sales increased $216,483 (22.9%) and $1,581,891 (64.1%) for the third quarter and first nine months of 1996, respectively, benefitting from increased market share developed as the result of aggressive price competition in 1995. Larco's sales increased $701,410 (56.8%) and $1,302,524 (30.9%) for the third quarter and first nine months of 1996. Larco, during most of 1995 was primarily engaged in emergency spill response. Such businesses are subject to vast variations in sales from period to period due primarily to the presence or absence of hazardous chemical and petroleum spills. In an attempt to reduce the volatility in sales and to make better use of personnel and equipment, Larco invested heavily to diversify into providing industrial services during the latter half of 1995. Such efforts have resulted in increased sales for the quarter and nine months ended September 30, 1996 even though revenue attributable to emergency spill response has decreased because of the absence of hazardous spills. Eco-Systems sales increased $388,895 (49.3%) and 896,355 (39.2%) for the third quarter and first nine months of 1996, respectively, resulting from an increased volume of contracts for environmental consulting work. CESI's sales were $1,951,394 for the third quarter and $3,787,499 for the first nine months of 1996, a 154.1% and 73.9% increase, respectively. The extraordinary increase in sales for the third quarter of 1996 compared to the third quarter of 1995 is skewed because of an extremely poor quarter in 1995.
A majority of CESI's increase in sales was the result of the subsidiary beginning work pursuant to a $3,500,000 contract signed in the first quarter of 1996. CESI was scheduled to begin work on a $3,000,000 contract during the third quarter of 1996, however CESI was unable to begin the work until the fourth quarter 1996. CESI also performed a significant amount of spill response work early in the third quarter of 1996, which contributed to these positive results.

         Gross Profit. As a percent of sales, gross profit was 26.3% in the third quarter of 1996 compared to 20.6% in the third quarter of 1995. For the first nine months of 1996, gross profit as a percent of sales was 37.0% compared to 29.6% in the same period of 1995.

         KR's gross profit as a percent of sales was 35.2% in the third quarter of 1996, compared to 26.0% in the second quarter of 1995. For the first nine months of 1996 and 1995, gross profit as a percent of sales was 111.1% and 49.8%, respectively. The higher gross profit was attributable to higher margins and a steady increase in the volume of work. Generally, the higher margins were achieved through a higher rate of asset utilization. This higher rate of asset utilization resulted in the increase in costs rising at a much slower rate than the increase in sales. Whereas sales increased 22.9% and 64.1% during the third quarter and nine months ended September 30, 1996, respectively, cost of sales rose only 7.7% and 38.2% in the same periods, respectively.

         Larco's gross profit as a percent of sales increased from a loss of 17.4% in the third quarter of 1995 to a profit of 20.0% in the third quarter of this year. For the first nine months of 1996, gross profit increased to 30.5% from 15.4% for the same period in 1995. The steady increase in industrial service work has enabled Larco to increase its profits even though emergency spill response work has been virtually non-existent since Larco cleaned up a large spill in July. Larco's results for the quarter could have been better if Larco had allocated more of its personnel and equipment to industrial services rather than emergency spill response. Larco has recognized this misallocation of resources and has undertaken efforts in an attempt to improve allocation of its personnel and equipment.

         Eco-Systems's gross profit as a percent of sales was 43.71% in the third quarter of 1996 compared to 27.2% in the third quarter of 1995. Gross profit as a percent of sales was 41.5% and 39.5% for the first nine months of 1996 and 1995, respectively. Eco-Systems maintains a highly skilled staff to handle the various projects associated with its work in engineering design, consulting and environmental assessment. Such a commitment of staff requires significant but relatively fixed amounts of resources. With increased sales, Eco-Systems experienced significant economies of scale during the third quarter as it was able to better utilize its staff.

         At CESI, gross profit as a percentage of sales decreased from 29.5% in the third quarter of 1995 to 17.2% in the third quarter of 1996. Gross profit increased from 30.2% for the first nine months of 1995 to 33.9% for the same period in 1996. CESI had more work during the third quarter of 1996 compared to 1995, but a greater portion of the work was comprised of smaller jobs with corresponding lower profit margins.

         Total Selling and General and Administrative Expenses. Total selling and general and administrative expenses ("SG&A") increased from $1,277,567 in the third quarter of 1995 to $1,639,904 in the third quarter of 1996, an increase of 28.4%. For the nine month period, total SG&A increased from $3,242,441 in 1995 to $4,328,266 in 1996. The increase was due primarily to an increase in general and administrative expenses which rose 55.6% in the third quarter of 1996 compared to the third quarter of 1995 and rose 62.8% during the first nine months of 1996 compared to the same period in 1995. Generally, the Company's subsidiaries showed significant increases in general and administrative expenses for both the third quarter and nine months ending September 30, 1996. With the recent acquisitions of KR, Larco and 7-7, the Company had anticipated that it would be able to realize cost savings resulting from the elimination of duplication and the consolidation of administrative functions among the acquired companies. The Company has planned but not yet implemented such a cost reduction and personnel consolidation program during the fourth quarter to attempt to reduce and eliminate the duplication of costs and personnel and to increase efficiencies in administrative functions. The Company believes that such efforts will result in a reduction in general and administrative expenses. The Company intends to implement such a program during the fourth quarter of this year. However, there can be no assurance that such a program, if and when implemented, will result in such expected cost savings or increased efficiency.

         Other Expense. Other expense was higher in both the third quarter and first nine months of 1996 as compared to the same periods in 1995. Other expense increased $6,082, a 2.2% increase, and $136,886, a 27.1% increase for the third quarter and nine months ended September 30, 1996, respectively. The principal cause for the increase was additional interest expense resulting from bank financing and the issuance of the Debentures (defined herein). Most of the Debentures were converted into Common Stock early in the third quarter and therefore resulted in a smaller increase in Other expense between the third quarters of 1995 and 1996.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's current and quick ratios were 1.01 and .89, respectively at the end of the third quarter 1996 compared to 1.14 and .93 at the end of 1995. The acquisition of 7-7 had a significant negative effect on liquidity. The acquisition required a payment of $3,000,000 to consummate the transaction and the addition of 7-7 added $5,674,298 in current liabilities to the balance sheet. The Company's current and quick ratios fell from 1.42 and 1.31, respectively, to the current figures as a result of the acquisition of 7-7.

         Working capital needs generally have been met from cash generated from operations, short-term borrowings, and through offerings of securities, such as the issuance of Debentures to several overseas investors and the issuance of Common Stock to American Physicians Service Group, Inc., a Texas corporation ("APS"). In May, 1996, the Company issued $5,000,000 of 7 1/2% convertible debentures due two years from the date of issue (the "Debentures") which are presently convertible into Common Stock. As of November 1, 1996, $4,800,000 of such Debentures have been converted into a total of 2,394,227 shares of Common Stock, 53,310 of which have yet to be issued. On September 30, 1996, the Company issued 1,200,000 shares of Common Stock to APS in exchange for $3,300,000. The Company entered into the transaction with APS in order to consummate the acquisition of 7-7. In connection with the transaction APS acquired a warrant and options to acquire up to an additional 1,800,000 shares of Common Stock at $2.75 per share. The Company also granted APS an option to require the Company to repurchase the 1,200,000 shares of Common Stock for the original aggregate price of $3,300,000. Such option must be exercised by November 29,1996. For a more detailed description of this transaction, see the Company's current report on Form 8-K/A-1 as filed with the Securities and Exchange Commission on October 16, 1996.

         The Company has used approximately $750,000 of the proceeds from the sale of the Debentures to retire short- term debt and used approximately another $1,500,000 to increase working capital. The Company has used $1,300,000 to acquire real estate related to the operations of Larco. The Company also has used $3,000,000 of the proceeds from the sale of Common Stock to APS to consummate the acquisition of 7-7. The remaining $300,000 was used to increase working capital.

         Net cash from operations in the first nine months of 1996 and third quarter was $1,660,839 and $452,290, respectively. This is an improvement over the first six months of 1996 when cash flow from operations was $(1,778,845). Cash flow from operations is improving, although, it does not provide enough cash to support the Company's cash needs.

         Increases in accounts receivable and the acquisition of 7-7 consumed a large amount of cash during the period. Accounts receivable increased $5,443,434, or 113.6%, in the first nine months of 1996. The acquisition of 7-7 provided $1,866,234 or 34.2% of the increase in accounts receivable. The improvement is primarily attributable to an increase in sales of $5,975,572 in the first nine months of 1996. Accounts receivable also increased from the slow pay of a large customer. That customer has signed a promissory note converting the approximately $1,100,000 in accounts receivable to notes receivable. Such amount, however, is still reflected in accounts receivable. The Company is attempting to collect its accounts receivable at a faster rate, but such efforts are limited by the significant amount of the Company's contracts that provide for a fixed schedule of payments according to the terms of the contract.

         Net cash from investing activities in the first nine months of 1996 was $(10,961,734), reflecting the amount used for investments in property, plant and equipment and other assets, and the acquisition of 7-7. The Company financed such uses of cash primarily through issuance of Common Stock to APS, the issuance of the Debentures and long- term bank financing.

         The Company's has no major cash commitments other than normal operating expenses. However, the Company is in need of additional working capital. The Company is currently seeking and negotiating for additional financing to ensure that the Company will have sufficient cash to meet its financial needs. The Company believes such financing will be obtained. However, there can be no assurance that such additional financing will result from the current or future negotiations. If such additional financing cannot be obtained, the Company may have difficulty in meeting its ordinary obligations.

         The Company does have one major contingent cash commitment. In connection with the issuance of Common Stock to APS, APS has the option to require the Company to repurchase the 1,200,000 shares of Common Stock issued to APS at the original aggregate price of $3,300,000. Such option expires on November 29, 1996. If APS exercises such option, the Company currently does not have sufficient cash to pay such amount immediately. Pursuant to the transaction, the Company has the right to execute a promissory note for the full $3,300,000 at an interest rate of 15.75% that is due one year from the date of execution. The Company does not anticipate that APS will exercise such option, however, there can be no assurance that APS will not decide to exercise such option and require the Company to repurchase the 1,200,000 shares of Common Stock.

                                    PART II

ITEM 5.  OTHER INFORMATION.

         The Company had previously entered into a letter of intent, dated April 24, 1996, that provided for the acquisition of all of the outstanding stock of Environmetrics, Inc. After conducting due diligence, the Company no longer intends to acquire Environmetrics, Inc.

         The Company had previously entered into a letter of intent, dated May 2, 1996, that provided for the acquisition of all of the outstanding stock of Chem-Bio Laboratories, Inc. and Asbestos Abatement Systems, Inc. After conducting due diligence, the Company no longer intends to acquire Chem-Bio Laboratories, Inc. or Asbestos Abatement Systems, Inc.

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

                  * 3.3 By-Laws of Exsorbet Industries, Inc. (filed as Exhibit 3.2 to Form 10-QSB dated June 30,
                            1995).

                  * 4.1     Form of Certificate of Exsorbet Industries, Inc.
                           Common Stock, $.001 par value (filed as
                           Exhibit 3 to Form 10-SB filed May 1, 1995).

                   10.1 Agreement, effective May 15, 1996, by and between the Company and Charles E. Chunn, Jr. (filed herewith).

                   27      Financial Data Schedule (filed herewith).

         ---------------------

                  *       Incorporated by Reference

         (b)     Reports on Form 8-K

                          The Company filed a Current Report on Form 8-K/A-1
                 dated June 26, 1996 with respect to the acquisition of Larco Environmental Services, Inc. pursuant to an Agreement and Plan of Reorganization among the Company, Larco Acquisition, Inc., Larco and Larry and Marilyn Woodcock.

                          The Company filed a Current Report on Form 8-K/A-1
                 dated June 27, 1996 with respect to the acquisition of KR Industrial Services of Alabama, Inc. pursuant to a Stock Exchange Agreement among the Company, KR Acquisition, Inc., KR, Kenneth R. and Carolyn McDonald and Kenneth A. Flatt, Jr.

                          The Company filed a Current Report on Form 8-K and
                 8-K/A-1 dated September 30, 1996 with respect to the Acquisition of 7-7, Inc. pursuant to an Agreement and Plan of Merger among the Company, 7-7 Merger, Inc., 7-7, Inc., Calvin
                 F. Lowe, Sr., Calvin F. Lowe, II, Gary Platek, G. Howard Collingwood, James Hodgson and Edward Kurzenberger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EXSORBET  INDUSTRIES, INC.



                                        By: /s/ CHARLES CHUNN, JR.
                                            -----------------------------------
                                            CHARLES CHUNN, JR.
                                            Chief Financial Officer, Vice
                                            President, Treasurer and Director
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)


Date: November 14, 1996

                                 EXHIBIT INDEX


   Exhibit
     No.                          Description
   -------                        -----------
     10.1 Agreement, effective May 15, 1996, by and between the Company and Charles E. Chunn, Jr. (filed herewith).

     27    Financial Data Schedule