Form 10-K
period 1996-12-31
EXSORBET INDUSTRIES INC
filed 1997-04-10
CIK 930159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        --------------------------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from . . . . . . . . . . to . . . . . . . . . .

                         Commission File Number 0-25970
                         CONSOLIDATED ECO-SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            IDAHO                                                82-0464589
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               4294 Lakeland Drive
                                    Suite 200
                           Jackson, Mississippi 39208
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (601) 936-4440

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock,
                                 Par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 31, 1997, 15,281,971 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on the Nasdaq SmallCap Market on March 31, 1996 of $1 1/4) of Consolidated Eco-Systems, Inc. held by non-affiliates of the registrant at that date was approximately $15,803,630.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Proxy Statement relating to 1997 Annual Meeting of the registrant

================================================================================

                                TABLE OF CONTENTS

Item                                                                        Page
                                     PART I

1.    Business ..............................................................  3
2.    Properties............................................................. 10
3.    Legal Proceedings...................................................... 11
4.    Submission of Matters to a Vote of Security Holders.................... 13
      Executive Officers and Key Employees................................... 14

                                     PART II

5.    Market for Registrant's Common Equity and Related Shareholder
        Matters.............................................................. 15
6.    Selected Consolidated Financial Data................................... 16
7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operation............................................. 17
8.    Financial Statements and Supplementary Data............................ 21
9.    Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosure............................................. 21

                                    PART III

         The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement relating to its 1997 Annual Meeting of Shareholders (which involves, among other things, the election of Directors of the Registrant) to be filed pursuant to Regulation 14C not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........ 22
      Signatures............................................................. 27

                                     PART I

Item 1. Business

                           FORWARD-LOOKING STATEMENTS

      Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

General

      Consolidated Eco-Systems, Inc. (the "Company") provides a broad range of environmental, industrial and technical services which include environmental remediation, industrial clean-up, emergency response, recycling and various specialized environmental services. These services are provided through a network of subsidiaries (the "Subsidiaries"), each of which tends to specialize in providing specific types of environmental, industrial and technical services to clients, individually or in combination with related services of the other Subsidiaries.

      The Company presently conducts substantially all of its business through seven of its Subsidiaries whose operations are primarily based in the states of Arkansas, Texas, Oklahoma, Kansas, Mississippi, Missouri, Alabama, Florida, Louisiana, Ohio and Pennsylvania. These Subsidiaries are Consolidated Environmental Services, Inc. ("CESI"), Cierra, Inc., Exsorbet Technical Services, Inc. d/b/a SpilTech Services, Inc. ("SpilTech"), Eco-Acquisition, Inc. d/b/a Eco-Systems, Inc. ("Eco-Systems"), Larco Environmental Services, Inc. ("Larco"), K.R. Industrial Service of Alabama, Inc. ("KRISA"), and 7-7, Inc. ("7-7"). CESI, Cierra, SpilTech and Eco-Systems were formed or acquired by the Company in 1995. Larco, KRISA and 7-7 were acquired by the Company in 1996. The Company's principal office is located at 4294 Lakeland Drive, Suite 200, Jackson, Mississippi 39208 and its telephone number is (601) 936-4440.

      The Company, originally incorporated in Idaho in 1930 as Sentinel Mines Corporation, commenced its environmental business operations in late November 1993 when it acquired, and assumed the name of, Exsorbet Industries, Inc. whose principal business was the manufacture and sale of a product used in the clean up of hydrocarbon spills. On January 23, 1997, the Company changed its name to Consolidated Eco-Systems, Inc.

      On April 20, 1995, the Company formed Exsorbet Technical Services, Inc. which is in the business of providing emergency spill response and industrial services. After the Company acquired CESI on September 27, 1995, Exsorbet Technical Services, Inc. began conducting its operations under the name SpilTech. Its offices are located in Euless, Texas and Little Rock, Arkansas.

      On September 27, 1995, the Company acquired CESI, an environmental services company, specializing in site remediation, dewatering and pond solidification and hazardous waste clean-up, with offices in Dallas, Texas and Little Rock, Arkansas. CESI was an 80% stockholder of Cierra, an environmental consulting firm, at the time of the acquisition; it has since acquired the remaining 20% and, accordingly, is now the sole stockholder of Cierra.

      On December 28, 1995, the Company acquired Eco-Systems, an environmental consulting/engineering firm, comprised of scientists and engineers specializing in remedial investigations, remediation engineering, air quality, waste water, regulatory compliance, solid waste engineering, litigation support/expert testimony, environmental resources and industrial hygiene and safety. Eco-Systems offices are located in Jackson, Mississippi; Mobile, Alabama; and Houston, Texas.

      On June 26, 1996, the Company acquired Larco, a company which provides industrial services to petrochemical, manufacturing and transportation industries along the Texas and Louisiana industrial belt and northward along the Mississippi River and connected inland waterways. Larco had also been active in the clean-up and mitigation of oil and other spills, but divested itself of that portion of its business on February 27, 1997 due to reduced demand for emergency response service. (See "Business - Recent Developments: Sale of Larco Emergency Response Equipment"). Larco's offices are in Sulphur and Baton Rouge, Louisiana.

      On June 27, 1996, the Company acquired KRISA, an industrial service company which provides boiler clean-out and rehabilitation for utility companies and other clients using specialized techniques. KRISA has offices in Mobile, Birmingham, Decatur and Double Springs, Alabama and Panama City, Florida.

      On September 30, 1996, the Company acquired 7-7, a company which offers a wide range of environmental services, including environmental remediation, barge cleaning, industrial maintenance and hazardous waste recycling. 7-7 licenses a liquification process (the "Liquification Process") which recycles coal tar and petroleum tar sludges into a commercially usable product and which has applications for the steel industry, petroleum and chemical refineries, utility power plants, wood treatment facilities and Superfund sites. 7-7 is based in Wooster, Ohio.

Products and Services

      The Company offers substantially all of its products and services through its Subsidiaries, each of which tends to specialize in serving different phases of a client's environmental, industrial and technical needs. In addition, the Company offers the product Exsorbet, through an exclusive manufacturer and distributor (see "Manufacturing and Marketing of Exsorbet" below). The Company also maintains ongoing contact with state and federal environmental regulators in order to obtain insight into the interpretation of constantly evolving regulations and regulatory developments. The Company's services and product and the Subsidiaries or distributor, as the case may be, through which they are offered are as follows:

      Environmental Remediation and Management Services. The Company's environmental services, which it offers through CESI, include hazardous waste management, sludge management and dewatering, composting, tank cleaning and dismantlement, underground storage tank closure, landfill and impoundment capping, contaminated soil and water treatment, civil construction, groundwater system installation, slurry walls, demolition and decontamination.

      Environmental Consulting. The Company provides diversified environmental consulting and engineering services, primarily through Eco-Systems, which specializes in remedial investigations, remediation engineering, air quality, waste water, regulatory compliance, solid waste engineering, litigation support/expert testimony, environmental resources and industrial hygiene/safety. Eco-Systems also performs preliminary project evaluation and environmental and technical services prior to the performance by CESI of contracting and waste management services on the same project. Because of the wide range of expertise of its consultants, Eco-Systems is able to, and does, serve clients in a broad base of industries, including: petrochemicals; agricultural chemicals; oil exploration, refining and marketing; gas pipelines; pulp and paper/forest products; manufacturing; waste disposal and management; state and local government; and law firms. Its consultants and engineers have expertise in environmental engineering, materials engineering, chemical engineering, hydrogeology, computer-aided drafting and design, civil engineering, geology, archaeology and physics.

      Emergency Spill Response. The Company provides emergency spill response and industrial services primarily through SpilTech. These services are intended to minimize the adverse impacts of a toxic substance release to the surrounding population, minimize the extent of surrounding property destruction and minimize clean-up costs.

      Environmental Consulting and Compliance Audits. Cierra is an environmental consulting firm based in Little Rock, Arkansas which provides an integrated system of environmental services, including: phase I audits for real estate transactions; underground storage tank closure investigations; and compliance audits. Cierra's employees have diverse backgrounds applicable to the environmental field with expertise in the areas of agriculture, biology, chemistry, geology, hydrology, toxicological evaluations and wetlands evaluations.

      Manufacture and Marketing of Exsorbet. The Company's only product is Exsorbet which is an organic, peat moss-based absorbent material used primarily to clean up oil and other hydrocarbon based materials. It is distinguished from other peat moss absorbents in that the proprietary drying process by which it is manufactured results in its being capable of absorbing hydrocarbons at a greater capacity than many competing sorbent products. In addition, the Company believes that it is produced at a lesser cost than most other peat moss absorbents. Its largest target markets consist of companies in need of environmental remediation resulting from petroleum contaminated waste and companies in need of industrial absorbents.

     The Company itself manufactured and marketed Exsorbet until June 26, 1995. On that date, it entered into an agreement with Waste Solutions Corporation ("WSC"), an Illinois corporation with its principal place of business located in Brookfield, Illinois, pursuant to which WSC became the exclusive distributor of Exsorbet in the continental United States. On July 11, 1996, the Company and WSC entered into a new agreement which also provides for WSC to lease the Company's manufacturing facility at Mulberry, Arkansas and to assume the exclusive manufacturing, in addition to the distribution, responsibilities for this product. The lease arrangement runs until June 30, 1999 and is subject to earlier termination if certain events occur. (See "Recent Developments - Agreement Relating to Manufacture and Distribution of Exsorbet").

      Industrial Cleaning Services. The Company provides on-site industrial environmental cleaning services through different techniques selected to best meet the needs of its clients. Through Larco, the Company utilizes wet and dry vacuum trucks to perform tank cleaning, sludge removal, industrial hydroblasting and dewatering, as well as waste transportation and roll-off box transportation services, mainly to clients in petroleum transportation, refining and production; paper manufacturing; chemical manufacturing; and storage and municipal utilities. In addition, through utilization of KRISA's specialized hydroblasting techniques, the Company is able to provide on-site industrial environmental cleaning services on an "on-line" basis which enables its clients, principally electrical utility companies and other boiler dependent operations, to continue their operations without a total shutdown of their boilers.

      Waste Recycling. The Company offers a wide range of environmental services through 7-7, including site remediation, barge cleaning, industrial maintenance and waste recycling, utilizing, among other things, its Liquification Process which it has developed to recycle (either on site or off site) tar sludges into commercially usable products, namely viable feedstocks, such as high-BTU fuel stock. Currently, 7-7 has three liquification units, one of which is a permanent facility located in Cleveland, Ohio with a capacity of up to 300 tons per day and two of which are mobile units, available for specific projects, with capacities of 100 to 150 tons each per day. The Liquidation Process has applications for the steel industry, petroleum and chemical refineries, utility power plants, wood treatment facilities and Superfund sites.

Patents

      The Company has a license for the use of three patents utilized in recycling coal tar into a commercially usable product. There can be no assurance that similar processes will not be developed that would allow competitors to better compete with the Company in this area. The Company does not believe that any such events would have a material adverse effect on it.

Regulation

      Substantially all of the Company's business operations are subject to extensive laws and regulations promulgated by the Federal, state and local governments and regulatory authorities dealing with the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company believes that it is in compliance in all material respects with all such laws and regulations.

Marketing and Distribution

      The Company promotes its services and product through direct personal contact, direct mailings and telephone solicitations. In 1996, the Company hired a National Sales Manager whose principal current responsibilities involve the active promotion of the liquification/recycling services of 7-7 and more effective cross-selling among its various Subsidiaries. The Company also has eight (8) additional persons whose primary responsibilities involve sales and marketing.

      The Company distributes Exsorbet through an exclusive manufacturing/distribution agreement with WSC. (See "Business - Products and
Services: Manufacture and Marketing of Exsorbet" above).

Backlog

      The Company, through its Subsidiaries, had approximately $12.6 million in backlog projects at March 31, 1997, comprised of approximately: $1.1 million for CESI; $2.8 million for Eco-Systems; $0.2 million for SpilTech; and $8.5 million for 7-7.

      The reduction of approximately $8 million in backlog from that reported in the Company's fourth quarter of 1996 is primarily attributable to the Company's decision to exclude from backlog any agreements primarily based on labor and materials because of the inherent difficulty in estimating future revenues from that type of agreement. Such agreements are the primary sources of revenues of KRISA and Larco, neither of whose revenues have decreased.

Competition

      The environmental services industry is heavily regulated on the state and federal levels and is characterized by intense competition. Many companies of all sizes are engaged in activities similar to those of the Company (including the Subsidiaries), and many of the Company's competitors have substantially greater assets and capital resources than the Company. The Company operates primarily in the eight state region of Alabama, Arkansas, Louisiana, Mississippi, Ohio, Oklahoma, Pennsylvania and Texas. The Company seeks to distinguish its services by (i) providing timely, high quality and cost-effective solutions to the various environmental issues facing its clients,
(ii) maintaining long-term relationships with its clients, and (iii) utilizing technology to provide state of the art services in accordance with applicable regulatory standards. In addition, the Company believes that certain of its services, such as the recycling Liquification Process and its specialized hydroblasting technique, are unique enough to give it a competitive edge when appropriately marketed. (See "Business - Marketing and Distribution" above). There can be no assurance, however, that the Company will compete successfully against its competitors, given the size, resources and marketing capabilities of many of such companies.

Employees

      As of March 1, 1997, the Company and the Subsidiaries had 392 full-time employees, as follows: 14 at various locations maintained by the Company; 36 at CESI; 7 at Cierra; 14 at SpilTech; 41 at Eco-Systems; 80 at Larco; 120 at KRISA; and 80 at 7-7. The Company's employees are not part of any union nor a part of any collective bargaining arrangement except for less than ten percent (10%) of the employees of 7-7 who are members of Laborer's Union, Local 516 and Local
158. The Company believes that it currently maintains good relations with its employees.

Recent Developments

Annual Meeting

      At the Annual Meeting of Shareholders, held on December 10, 1996, the shareholders of the Company approved the reincorporation of the Company in Delaware through a merger of the Company with and into a Delaware corporation, Consolidated Eco-Systems, Inc. The Company expects to effect such reincorporation during 1997.

Agreements Relating to 7-7 Acquisition

      On September 30, 1996, the Company, in connection with obtaining the financing necessary to enable it to complete its purchase of 7-7, entered into a private placement agreement pursuant to which American Physicians Service Group, Inc., a Texas corporation ("APS") purchased 1,200,000 shares of the Company's Common Stock for $3,300,000 with an option for a period of sixty days to require the Company to repurchase all such shares at the same price in the form of cash or a promissory note bearing interest at a rate of 15.75% per annum, with the principal and interest payable in full on October 1, 1997. The option was exercised on November 20, 1996 and, in connection therewith, the

Company issued to APS a promissory note in the stated principal amount of $3,300,000 bearing interest at the rate of 15.75% per annum and due October 1, 1997.

      The Company also entered into assignment and security agreements with APS pursuant to which the Company granted a security interest in all the assets and the issued and outstanding stock of 7-7 to APS (the "Collateral"). Pursuant to such agreements, the Company also agreed not to create, incur, assume or become liable in any manner for any indebtedness (for borrowed money, deferred payment for the purchase of assets, lease payments, as surety or guarantor of the debt of another, or otherwise) other than to APS without APS's prior written consent, except for trade debts incurred in the ordinary course of business. APS has consented to the issuance of the Convertible Debentures (See "Business -- Recent
Developments: Private Placement of Convertible Debentures" below). There can be no assurance that APS will consent to any future incurrence of indebtedness.

Agreement Relating to Manufacture and Distribution of Exsorbet

      On July 11, 1996, the Company entered into an agreement to lease to WSC its plant for the manufacture of Exsorbet for a three-year period, subject to earlier termination if certain events occur. Under the agreement, WSC, which had been the exclusive distribution of Exsorbet in the United States, also became the manufacturer of the product. The agreement requires that the Company purchase a minimum of $50,000 per month of Exsorbet. The Company has not met this minimum requirement in any month since the inception of the agreement.

Larco Credit Facility Default

      Hibernia National Bank of New Orleans, LA ("Hibernia"), the primary creditor of Larco, asserted on February 13, 1997, that Larco was in default of its credit facility and threatened to accelerate the notes underlying the facility. Although Larco disputed the alleged default, it satisfied Hibernia's demand on or about March 3, 1997. The Company believes that there is no outstanding default. The current balance due to Hibernia is approximately $1.5 million, which is secured by certain of Larco's assets.

Sale of Larco Emergency Response Equipment

      On February 27, 1997 Larco sold its emergency response equipment to an unaffiliated third party, for approximately $1,200,000. The proceeds of such sale were used to retire a portion of Larco's debt to Hibernia. (see "Larco Credit Facility" above). The sale was a result of a reduced demand for Larco's emergency spill response, causing that portion of its business to become unprofitable. Under the terms of the contract of sale, Larco agreed not to compete with the purchaser in the emergency response business and the purchaser agreed not to compete with Larco in the industrial services business, in each case with limited exceptions, within approximately fifty miles of Lake Charles, Louisiana.

Private Placement of Convertible Debentures.

      Between December 20, 1996 and January 22, 1997, the Company sold 8% Convertible Debentures in the aggregate principal amount of $5,000,000 to certain accredited investors, as defined by Rule 501 of the Securities Act (the "Holder"). Each Convertible Debenture is convertible into Common Stock at the option of the Holder of such Convertible Debenture commencing on the sixty-first day following the date of issuance of the Convertible Debenture until the Convertible Debenture is paid in full, at a conversion price equal to eighty percent of the average closing bid price of the Common Stock on the five trading days immediately preceding the conversion date, subject to certain limitations set forth in the Convertible Debentures. The Convertible Debentures were issued pursuant to section 4(2) of the Securities Act, which provides that a registration statement is not required in connection with transactions not involving a public offering. All Convertible Debentures which remain unconverted automatically convert pursuant to the above described formula two years from the date of issuance.

      The proceeds of sale of the Convertible Debentures have, and will be used to pay past due accounts payable of the Company, for working capital and for other financial needs of the Company and its subsidiaries. In connection with the issuance of the Convertible Debentures, the Company paid $400,000 in sales commissions to H. J. Meyers & Co., Inc. ("H. J. Meyers") the Company's placement agent in connection with the offering. The Company also issued to H. J. Meyers warrants to purchase 500,000 shares of Common Stock at $1.56 per share.

      The Company agreed, in connection with the sale of the Convertible Debentures, to file a registration statement covering the shares of Common Stock issuable upon conversion, and to use its best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission within sixty days of the date the Convertible Debenture was issued. Such registration statement was filed with the Securities and Exchange Commission on March 11, 1997 and its effectiveness is pending. Pursuant to the terms of the Convertible Debentures, the Company is obligated to pay to the debenture holders as liquidated damages, the sum of $25 per $1,000 principal amount of debenture for each thirty day period beyond sixty days from the debenture issuance date that a registration statement covering the shares issuable upon conversion is not effective. As of April 4, 1997, $115,833 of such liquidated damages had been paid or was due.

Item 2.  Properties.

      The Company owns a 24.4 acre tract in Mulberry, Arkansas on which a light manufacturing plant, attached office, warehouse, machine shed and parking facilities are located. This Facility is leased to WSC for the manufacture of Exsorbet. (See "Business - Recent Developments - Agreement Relating to Manufacture and Distribution of Exsorbet" above). The principal amount outstanding on the mortgage on this property at December 31, 1996 was approximately $1 million, bearing interest at 9.25% per annum and due on August 9, 1998.

      The Company also leases various properties for the operations of its businesses, as follows:

            CESI leases an office/warehouse at: 6807 West 12th Street, Little Rock, Arkansas (which is also used by Cierra and SpilTech); and 17440 Dallas Parkway, Dallas, Texas; in addition, CESI has subleased all its office space at 15851 Dallas Parkway, Dallas, Texas;

            Eco-Systems leases offices at: 4294 Lakeland Drive, Jackson, Mississippi; 6475 Van Buren Street, Daphne, Alabama; and 11111 Katy Freeway, Houston, Texas;

            SpilTech leases offices, in addition to its Little Rock facility which it shares with CESI and Cierra, at l2700 Calloway Cemetery Road, Euless, Texas.

            KRISA leases two buildings and a shop at 25354 Highway 24 West, Trinity, Alabama; one building and a shop at 122 Park Drive, Saraland, Alabama; one building and a shop at 308 Church Street South, Panama City, Florida; and, as of April 1, 1997, two buildings, an office and shop at 15 Industrial Park Drive, Childersburg, Alabama.

            7-7 owns a two-story office building and equipment maintenance shop at 607 Freedlander Road, Wooster, Ohio and leases a site for its coal tar liquifier at 3201 Independence Road, Cleveland, Ohio.

            Larco owns a two-story building which also includes an equipment storage/maintenance shop at 1890 Swisco Road, Sulphur, Louisiana.

            Exsorbet Administration leases office space at 1401 South Waldron, Fort Smith, Arkansas; the Company is not using such space and is presently attempting to sublease it.

      The Company believes that its properties are adequate for its business operations in the foreseeable future.

Item 3. Legal Proceedings.

      On October 28, 1994, certain former employees of the Company filed suit against the Company in the Circuit Court of Crawford County, Arkansas seeking $50,000 in actual damages and $2,500,000 in punitive damages for violations of the Arkansas Civil Rights Act and for the common law tort of outrage. The case is set for trial in May 1997. The plaintiffs claim that they were sexually harassed by a supervisor formerly employed by the Company. Management believes that the suit is without merit and that any adverse judgment will not have a material adverse effect on the Company.

      Effective December 10, 1996, the Company placed Charles E. Chunn, Jr., its then chief financial officer, on paid administrative leave. Subsequent thereto, on March 10, 1997, the Company commenced an action against Mr. Chunn in the Chancery Court of Sebastian County, Arkansas seeking rescission of employment and deferred compensation agreements, restitution of all amounts paid to Mr. Chunn under such agreements, a declaratory judgment to the effect that the Company has no further obligation to Mr. Chunn under any of such agreements and an accounting. Mr. Chunn has filed counterclaims seeking an unspecified amount of damages, additional shares of the Company's

Common Stock and attorneys' fees. The Company believes that it has meritorious defenses to Mr. Chunn's counterclaims. If, however, Mr. Chunn were to prevail in the assertion of all of his counterclaims, the ultimate outcome of this action would have a material adverse effect on the Company. The Company intends to aggressively assert and prosecute its claims and defend against all of Mr. Chunn's counterclaims.

      On February 10, 1997, Alabama Insurance Exchange ("AIE"), filed an action against the Company, Consolidated Environmental Services, Inc., Eco-Systems, Larco, 7-7, and Robert Vick, a director and officer of the Company, in the Circuit Court of Jefferson County, Alabama. AIE contends that it was engaged as the exclusive insurance broker of record for the Company and its subsidiaries and that the Company breached this agreement by rescinding the broker of record engagement. AIE seeks actual and punitive damages for breach of contract, quantum meruit, conversion, intentional interference with a business contract, promissory misrepresentation, and conspiracy to defraud. Although this matter is in its very early stages, the Company believes that it has valid defenses to the claim and that its outcome will not have a material adverse effect on the Company. The defendants, including the Company, have removed this action to the United States District Court in Birmingham, Alabama. No trial date has been set.

      On or about February 18, 1997, Perma Fix-Environmental Services, Inc. and Perma-Fix, Inc., (collectively "Perma-Fix") filed an action against the Company in the United States District Court for the Northern District of Texas, Wichita Falls Division. Perma-Fix contends that the Company has misappropriated a secret procedure that Perma-Fix contends is proprietary to it. Perma-Fix also contends that employees of SpilTech who were formerly employed by Perma-Fix have disparaged the services and business of Perma-Fix by the use of false or misleading misrepresentations. Perma-Fix also contends that the Company breached an agreement with Perma-Fix to refrain from soliciting or inducing any customer of Perma-Fix to use the services of the Company. Perma-Fix further alleges that the Company has received benefits by virtue of misappropriation of its confidential information and that the Company should be required to provide these benefits to Perma-Fix. The suit seeks actual damages in excess of $50,000, injunctive relief, unspecified punitive damages, court costs, and attorney's fees. The Company believes that it has valid defenses to the claim and that its outcome will not have a material adverse effect on the Company.

      A civil action was brought in the District Court of Harris County, Texas in 1996 against Larco, as well as several other emergency response and/or other environmental companies, by certain law enforcement officers who contend that they were injured by fumes emitted from burning oil. The plaintiffs are seeking unspecified damages for failure by such companies to warn the law enforcement officers about dangers from the burning fumes after an explosion on or near the San Jacinto River in southern Texas. The Company believes that it has valid defenses to the claim and that its outcome will not have a material adverse effect on the Company.

      A patent infringement action was brought against Larco seeking damages and injunctive relief. The Company's insurance carrier has assumed the defense of this action. The Company believes that any recovery will be covered by insurance.

      The Company is also party to certain litigation in the ordinary course of its business. The Company does not believe that any such proceedings will have a material adverse impact on its operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company's Annual Meeting of Shareholders was held on December 10, 1996. The results of the matters submitted to a vote of shareholders at the Annual Meeting were as follows:

      (a) Election of Directors: The following nominees were each elected for a term of one year:

        Nominee                            For                         Withheld
        -------                            ---                         --------

        Charles E. Chunn, Jr.*           6,284,963                     139,682

        James J. Connors, Jr.            8,733,208                     139,682

        Dr. Edward L. Schrader           8,592,731                     139,682

        Sam Sexton III                   8,592,731                     139,682

        Robert D. Vick                   8,592,731                     139,682

        Larry Woodcock                   6,579,894                     139,682

----------
* Mr. Chunn resigned as a director on March 19, 1997. See also the second paragraph under "Legal Proceedings".

      In addition, Bernie J. Manard was nominated and seconded from the floor. An aggregate of 850,548 shares voted in favor of his election as a director of the Company. There were no votes against his election or abstentions. His election failed for want of a majority.

      In addition, the following matters were brought before the shareholders at the aforesaid Annual Meeting, with the vote set forth in the parenthetical following each described matter: (a) reincorporation of the Company under the laws of the State of Delaware (7,549,584 for, 476,840 against, 39,750 abstentions); (b) elimination of cumulative voting rights with respect to the election of the Board of Directors (5,913,079 for, 669,825 against, 1,658,420 abstentions); (c) creation of a series of "blank check" preferred stock (6,240,196 for, 1,806,441 against, 19,537 abstentions); (d) change the Company name to "Consolidated Eco-Systems, Inc." (7,956,835 for, 163,746 against, 42,342 abstentions); and (f) ratification of the selection of Cooper, Shuffield & Company (which has since merged into Moore Stephens Frost) as the Company's independent certified public accountants for the fiscal year ending December 31, 1996 (6,444,407 for, 1,677,623 against, 40,094 abstentions).

      The proposals relating to the elimination of cumulative voting rights and the creation of "blank check" preferred stock did not obtain the votes required by Idaho corporate law and, accordingly, were defeated.

Executive Officers and Key Employees

      James J. Connors, Jr., 38, was named President and Chief Executive Officer on February 7, 1997. He had served as Executive Vice President of the Company since April 1, 1996 and had also assumed the additional role of Chief Operating Officer on January 9, 1997. Prior thereto, Mr. Connors had been Chairman of the Board and was also a founding principal of Eco-Systems, which was formed in March 1993 and acquired by the Company in December 1995. Prior thereto, from 1989 to 1993, he had served as a Vice President and Senior Associate with Woodward-Clyde Consultants, a consulting and engineering firm based in Denver, Colorado.

      Caleb H. Dana, Jr., 47, has served as an Executive Vice President of the Company since April 1, 1996. Prior thereto he had, since March 1993, served as Principal Regulatory Officer of Eco-Systems. From 1989 to 1993, Mr. Dana served as an associate with Woodward-Clyde Consultants. Prior thereto, Mr. Dana worked for the Mississippi Department of Environmental Quality, Board of Pollution Control for eleven years and for the United States Environmental Protection Agency for two years.

      Kenneth R. McDonald, 46, became a Vice President of the Company in June 1996 in connection with the Company's acquisition of KRISA where he has served as Chairman of the Board and President since 1991.

      Edward M. Penick, Jr., 53, a Vice-President of the Company, was also named Chief Financial Officer on February 24, 1997. Mr. Penick was a founding principal of CESI, which was acquired by the Company in September 1995. Prior thereto, he served as Vice Chairman of Twin City Bank in Little Rock, Arkansas from 1990 to 1991 and as its President from 1977 to 1990.

      Edward L. Schrader, 45, joined the Company as a Director in February 1996. On February 7, 1997, he became a full-time Chairman of the Board of Directors. From 1988 to 1995 he was Chairman of the Department of Geology and a Founder and Director of Millsaps Sorbet Laboratory and an international environmental consultant at Millsaps College where he currently serves as an Associate Dean in the Division of Sciences. Prior thereto, Dr. Schrader served as Vice President of United Catalysts, Inc., President of Diversified Minerals Corp. and Chief Geologist for the J.M. Huber Corp.

      Sam Sexton III, 39, joined the Company on December 20, 1993 as a Director and Vice President. He was named General Counsel of the Company on April 1, 1996. He served as Vice President until his election as Secretary of the Company on February 26, 1996. From 1990 to 1996, Mr. Sexton has practiced law with Sexton Law Firm, P.A. in Fort Smith, Arkansas.

      Robert D. Vick, 40, has served as an Executive Vice President of the Company since April 1, 1996 and as a director since August 22, 1996. Prior thereto, since March 1993, he had been Principal Engineer for Eco-Systems, which was acquired by the Company in December 1995. From 1991 to 1993, he served as an associate and Senior Project Engineer for Woodward-Clyde Consultants, a

Denver based consulting firm.

      Larry J. Woodcock, 49, has been an Executive Vice President and Director of the Company since June 26, 1996 when the Company acquired Larco. Prior thereto, since 1979, he had served as President of Larco.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

      Since November 27, 1995, the Company's Common Stock has been traded under the symbol "EXSO" on the Nasdaq SmallCap Market ("Nasdaq"). Prior to such date, the Company's Common Stock was traded on the OTC-Bulletin Board by the National Association of Securities Dealers broker-dealers pursuant to Rule 15c2-11 of the Securities and Exchange Commission. As of March 31, 1997, there were 975 holders of record of the Company's Common Stock, as reflected in the records of the Company. The following table sets forth, for the periods indicated, the range of high and low bid prices for the Company's Common Stock as reported by Nasdaq through December 31, 1996:

      Since inception, no dividends have been paid on the Company' Common Stock. The Company currently intends to retain earnings to finance the expansion of the Company's business and, therefore, does not expect to pay dividends on its Common Stock in the foreseeable future.

             Period                                    Prices
        ----------------                      -----------------------
        Fiscal Year 1995                        High             Low
                                                ----             ---

        First Quarter                         $10-1/2          $5-5/8
        Second Quarter                          9-1/2           7-1/8
        Third Quarter                          13               6
        Fourth Quarter                         12-1/4           7-3/4

        Fiscal Year 1996

        First Quarter                           8-1/8           5-3/4
        Second Quarter                          6-1/4           3-5/8
        Third Quarter                           4               2-1/16
        Fourth Quarter                          2-3/16          1-1/16

Item 6.  Selected Consolidated Financial Data.

      The selected consolidated financial data set forth below for the three years ended December 31, 1996 have been derived from the Company's audited consolidated financial statements (in thousands, except per share amounts). The Company had no operations during 1992. The financial data for 1993 is obtained by restating the audited 1993 financial statements to reflect the acquisition of KRISA. The acquisition of Larco has not been reflected in the 1993 data because such information was not available at Larco. All of the information set forth below should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8 - Financial Statements and Supplementary Data."

(In thousands, except per share amounts)       1996       1995       1994       1993
                                               ----       ----       ----       ----
Income Statement Data:
   Sales ..................................  $ 29,998   $ 21,826   $ 16,658   $ 5,206
   Cost of Sales ..........................    20,739     12,052      9.460     3,339
   Gross Profit ...........................     9,259      9,774      7,198     1,867

Operating Expenses and Costs:
   Marketing ..............................     1,442      1,135        356       276
   General and Administrative .............    12,568      7,658      5,768     1,099
         Total Operating Expenses .........    14,010      8,793      6,124     1,375

Operating Income (Loss) ...................    (4,751)       981      1,074       492
Other Income (Expense), Net ...............      (994)      (335)      (260)      (40)
Income (Loss) before Income Taxes .........    (5,745)       646        814       452
Provision (Benefit) for Income Taxes ......    (1,551)       (89)       196       100
Income (Loss) before Minority Interest ....    (4,194)       735        618       352
Minority Interest .........................      --           26         22      --
                                             --------   --------   --------   -------
Net Income (Loss) .........................    (4,194)       709        596       352

Per Share:
   Net Income (Loss) ......................  $  (0.32)  $   0.07   $   0.06   $  0.04

Weighted Average Shares Outstanding .......    13,122     10,436      9,867     8,467

Balance Sheet Data:

Current Assets ............................  $ 12,020   $  7,246   $  4,786   $ 2,120
Current Liabilities .......................    22,571      5,744      4,952     1,640
Total Assets ..............................    45,877     20,520     14,470     9,634
Long-Term Debt (including current portion)     10,421      5,158      2,634     1,110
Total Shareholder Equity ..................    17,102     10,483      7,010     7,343

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

      The following analysis and discussion highlights the significant factors affecting the Company's financial condition and results of operations. For a more complete understanding of the following discussion, reference should be made to the Company's Consolidated Financial Statements and the related notes thereto presented elsewhere in this report.

Overview

      During 1995 and 1996 the Company consummated five acquisition transactions which significantly expanded the range of environmental, industrial and technical services which the Company offers, as well as broadening the geographic region which it services. Fiscal 1996 was a period during which the Company sought to integrate the businesses acquired and their facilities and personnel to provide a cohesive menu of services to its customer base. During that period, the Company experienced reduced profit margins resulting from increased competition in certain service areas and certain operating inefficiencies. Accordingly, during 1996 and to date in 1997 the Company has discontinued certain services and disposed of, terminated or redeployed certain assets and personnel. Since January 1, 1997, the Company has reduced its work force by approximately 15% and, in March 1997, it disposed of Larco's emergency response equipment. Further, during 1996 and to date, the Company has implemented a significant restructuring of its managment personnel, including the appointment of a new President and a new Chief Financial Officer.

      As a result of the debt incurred in connection with the consummated acquisitions, as well as higher than expected operating expense, which yielded lower profit margins, the Company experienced during 1996, and continues to experience, a working capital short-fall. The Company addressed its cash needs during 1996 and January 1997 through the issuance of $10 million of 7.5% and 8% Convertible Debentures. The Company's financial recovery program will require the Company to raise additional debt or equity capital as well as restructure its outstanding debt.

Results of Operations

1996 Compared to 1995

      The primary components of total income and expenses which affect net income are sales, cost of sales, operating expenses, other income and provisions for income taxes. These figures have been restated to reflect the poolings of interest with Larco and KRISA, which directly resulted in significant changes in these amounts between 1996 and 1995. The 1996 figures also reflect the acquisition of 7-7.

      Sales. For the years ended December 31, 1996 and 1995, sales were $29,998,228 and $21,825,894, respectively. The increase in sales was due primarily to the increased cross-selling coordination among various Company Subsidiaries, other improved marketing efforts and an enhancement of the Company's ability to serve more customers at the same time. Both industrial service sales, which the Company actively sought to increase during 1996, and industrial service equipment contributed to the increase in sales. The increase also reflects fourth quarter sales of $2,201,734 attributable to the acquisition of 7-7.

      Cost of Sales. For the years ended December 31, 1996 and 1995, the cost of sales were $20,739,198 and $12,052,473, respectively, or 69.1% and 55.2% of sales, respectively. The cost of sales as a percentage of sales increased due to unanticipated expenses incurred in the construction/remediation sector and due to increased competition in the emergency response business which resulted in a lowering of prices for services provided. The Company is implementing new programs to control the cost of sales through more aggressive cost monitoring and through elimination of unprofitable operations. Cost of sales also increased due to difficulties experienced by 7-7 in the early stages of developing its liquification process which created a by-product requiring shipment and disposal at an outside location. Management has attempted to control the costs related to 7-7's operations by identifying remedies, such as more economical disposal of the by-product or elimination of the by-product through different technology.

      Total Operating Expenses. For the years ended December 31, 1996 and 1995, total operating expenses were $14,009,887 and $8,792,759, respectively. The increase resulted from a significant increase in general and administrative expenses. For the years ended December 31, 1996 and 1995, general and administrative expenses were $12,567,723 and $7,658,185, respectively. The increase in general and administrative expenses was due primarily to: expenses incurred in connection with stock option issuances (approximately $960,000); increased expenses related to salaries and additional staffing (approximately $1,500,000); increased consulting expenses (approximately $150,000); increased expenses for professional services (approximately $150,000); expenses related to acquisitions (approximately $115,000); increased rental costs (approximately $50,000); and unusual bad debt expenses (approximately $475,000). The Company has currently implemented a plan to attempt to control general and administrative expenses through consolidation of corporate accounting, legal and general administrative staffs, as well as through the elimination of duplicative and unnecessary services.

      Provisions for Income Taxes. Income taxes (benefit) for the years ended December 31, 1996 and 1995 were ($1,551,765) and ($88,457), respectively.

      Other income (expense). Other income (expense) increased from ($334,487) to ($994,572) primarily due to increased interest expenses.

      Net Income (Loss). For the years ended December 31, 1996 and 1995, net income (loss) was ($4,193,664) and $709,059, respectively, and net income (loss) per share was approximately ($0.32) and $0.07, respectively. The figures for 1995 have been restated to reflect the additional shares of stock issued in connection with the pooling of Larco and KRISA. Net income decreased for the reasons described above.

1995 Compared to 1994

      Sales. For the years ended December 31, 1995 and 1994, sales were $21,825,894 and $16,658,704, respectively. The increase in sales was due to enhanced marketing effort on the part of the Company.

      Cost of Sales. For the years ended December 31, 1995 and 1994, the cost of sales were $12,052,473 and $9,460,369, respectively, or 55.2% as a percentage of sales as compared to 56.8%, respectively.

      Total Operating Expenses. For the years ended December 31, 1995 and 1994, total operating expenses were $8,792,759 and $6,123,746, respectively. The increase resulted from an increase in the cost of sales, marketing expenses and general and administrative expenses.

      Provisions for Income Taxes. Income tax expense (benefit) for the years ended December 31, 1995 and 1994 were ($88,457) and $196,623, respectively.

      Other Income (Expenses). Other income (expense) for the years ended December 31, 1995 and 1994 were ($334,487) and ($260,294), respectively.

      Net Income. For the years ended December 31, 1995 and 1994, net income was $709,059 and $595,668, respectively, and net income per share was approximately $0.07 and $0.06, respectively.

Financial Condition and Liquidity

         The figures relating to financial condition and liquidity reflect restated financial information following the various poolings of interest acquisitions, identified above, which the Company entered in 1995 and 1996. At December 31, 1996, total current assets were $12,019,585, reflecting an increase over the December 31, 1995 level of $7,246,426. Total current liabilities at December 31, 1996 were $22,571,328 compared with $5,744,459 at December 31, 1995. This resulted in a current ratio of 0.53 and 1.26 at December 31, 1996 and 1995, respectively. The increase in total current liabilities is primarily related to: an increase in notes payable which increased to $11,631,582 at December 31,

1996 from $1,706,137 at December 31, 1995; an increase in accounts payable to $5,342,375 at December 31, 1996 from $2,002,241 at December 31, 1995; and an increase in current maturities on long term debt to $4,271,427 at December 31, 1996 from $1,250,606 at December 31, 1995. The increase in these liabilities is significantly attributable to liabilities incurred in connection with the acquisitions of Larco and 7-7. The Company's current level of liquidity has affected its ability to meet its short-term obligations.

      Working capital needs have generally been met from cash generated from operations, short term borrowing and the issuance of convertible debentures. During 1996, the Company issued a total of $7,000,000 in convertible debentures, the proceeds of which were used to meet short term needs, finance acquisitions, repay a portion of long term debt and for working capital purposes (including payment of salaries and other obligations to officers and directors). From early 1996 to date, the Company has been experiencing working capital deficiencies which have affected its ability to meet its obligations. The Company is presently exploring methods for raising additional working capital either through a senior credit facility or the sale of debt or equity securities or other assets. There can, however, be no assurance that such funds will be obtained. Failure to raise such funds could have a material adverse effect on the Company.

      In connection with the acquisition of 7-7, the Company issued promissory notes in the aggregate amount of $900,000, bearing interest at the rate of 8.0% per annum, payable in quarterly installments over a five year period. Although the first installment of approximately $45,000 principal amount on these notes was due on December 1, 1996, the Company did not make such payment. The noteholders have agreed to defer payment until June 1997 or to temporarily withhold collection efforts. There can be no assurance that such forbearance from collection efforts will continue. The Company is addressing the repayment of these notes as part of its overall financial recovery program. However, the Company's inability to raise adequate working capital or the noteholders' cessation of forbearance from collection efforts would have a material adverse effect on the Company's financial condition.

      As a result of the exercise of a stock put agreement, the Company executed a secured promissory note in the amount of $3,300,000 in favor of APS on October 1, 1997. (See "Business - Recent Developments - Agreements Relating to 7-7 Acquisition"). The note, which bears interest at the rate of 15.75% per annum, is due on October 1, 1997. The note is secured by a general security interest in all the outstanding stock and assets of 7-7. The security agreements with APS also requires the Company to obtain APS's the right to consent to the incurring of debts by the Company and its Subsidiaries outside the ordinary course of business. Failure of APS to consent to the incurring of indebtedness for the refinancing of certain indebtedness would have a material adverse effect upon the Company.

      In March 1997, the Company filed suit against Mr. Charles E. Chunn, Jr., its former chief financial officer. (See "Legal Proceedings"). Mr. Chunn has filed a counterclaim seeking an unspecified amount of damages, additional shares of the Company's Common Stock and attorneys' fees. While the Company is of the view that there is no merit to any of Mr. Chunn's claims, his prevailing on all such claims could have a material adverse effect upon the Company.

      Between December 20, 1996 and January 22, 1997, the Company issued $5,000,000 in convertible debentures and, in connection therewith, agreed to file a registration statement with the Securities and Exchange Commission within five days of the date of each debenture issuance and to pay liquidated damages equivalent to $25 per $1,000 of principal amount of debentures if the registration statement were not declared effective within sixty days of the date of the applicable closing. As of the date of this filing, the registration statement had not been declared effective. The Company incurs liquidated damages of $125,000 per month until the registration statement is declared effective. The Company believes that it can satisfy this indebtedness through its present cash availability or through other means provided for in the agreements between the Company and the various debenture holders. If, however, the effectiveness of the registration statement is delayed for a significant period of time, such delay could have a material adverse effect upon the Company.

Item 8. Financial Statements and Supplementary Data.

      The Company's financial statements and supplementary data are attached to this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

      The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement relating to its 1997 Annual Meeting of Shareholders (which involves, among other things, the election of Directors of the Company) to be filed pursuant to Regulation 14C not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following is a list of the consolidated financial statements and the financial statement schedule which are included in this Form 10-K.

            o Report of Independent Public Accountants

            o Consolidated Balance Sheets - December 31, 1996 and 1995

            o Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994

            o Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994

            o Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

            o Notes to Consolidated Financial Statements

(b)   Reports on Form 8-K

      Form 8-KA-1 with respect to Acquisition of Larco Environmental Services, Inc. filed on or about September 9, 1996.

      Form 8-KA-1 with respect to Acquisition of KR Industrial Service of Alabama, Inc. filed on or about September 9, 1996.

      Form 8-K with respect to Acquisition of 7-7, Inc. filed on or about October 9, 1996.

(c) The following documents are filed as a part of this report or are incorporated herein by reference as an exhibit, in addition to the Financial Statements and Schedules which are filed with this report:

     Exhibit No.                          Description

*        3.1      Articles of Incorporation of Exsorbet Industries, Inc.,
                  dated March 14, 1930, as amended November 2, 1981, February
                  19, 1988, March 9, 1988, August 5, 1988, and December 20, 1993
                  (filed as Exhibit 3.1 to Form 10-QSB filed June 30, 1995).

*        3.2      By-Laws of Exsorbet Industries, Inc. (incorporated by
                  reference to Exhibit 3.2 to Form 10-QSB filed June 30, 1995)

*        3.3      Form of Common Stock Certificate of the Company, $.001 par
                  value (incorporated by reference to Exhibit 3 to Form 10-SB filed May 1, 1995)

*        10.1     Distributorship Agreement by and between the Company and Waste
                  Solutions Corp., dated June 26, 1995 (incorporated by reference to Exhibit 10.1 on Form 10-QSB filed June 30, 1995).

*        10.2     Real Estate Mortgage by and between Danville State Bank,
                  Danville, Arkansas and Exsorbet Industries, Inc., dated March
                  28, 1995 (incorporated by reference to Exhibit 10.3 on Form
                  10-QSB filed June 30, 1995).

*        10.3     Note by and between Danville State Bank, Danville, Arkansas and Exsorbet Industries, Inc., dated August 9, 1995
                  (incorporated by reference to Exhibit 10.4 on Form 10-QSB filed June 30, 1995).

*        10.4     Real Estate Mortgage by and between Danville State Bank,
                  Danville, Arkansas and the Company, dated August 9, 1995
                  (incorporated by reference to Exhibit 10.5 on Form 10-QSB filed June 30, 1995).

*        10.5     Agreement and Plan of Merger dated June 26, 1996 by and
                  between the Company, Exsorbet Acquisition, Inc., Larco
                  Environmental Services, Inc., and Larry and Marilyn Woodcock
                  (incorporated by reference to Exhibit 2.1 of Form 8-K/A-1, dated June 26, 1996).

*        10.6     Agreement dated June 27, 1996 by and between the Company, KR
                  Acquisition, Inc., KR Industrial Service of Alabama, Inc.,
                  Kenneth R. McDonald, Carolyn McDonald and Kenneth A. Flatt,
                  Jr. (incorporated by reference to Exhibit 2.1 of Form 8-K/A-1, dated June 27, 1996)

*        10.7     Agreement and Plan of Merger dated August 5, 1996 by and among the Company, 7-7 Merger, Inc., 7-7, Inc., Calvin F. Lowe II,
                  Gary Platek, G. Howard Collingwood, James Hodgson and Edward
                  Kurzenberger (incorporated by reference to Exhibit 2.1 of Form
                  8-K/A-2, dated September 30, 1996 .

*        10.8     Form of Promissory Note Payable to Individual 7-7, Inc.
                  Shareholders (incorporated by reference to Exhibit 10.7 to Form 8-K/A-2 dated September 30, 1996).

*        10.9     Stock Purchase Agreement dated September 30, 1996 by and
                  between the Company and American Physicians Service Group,
                  Inc. (incorporated by reference to Exhibit 10.8 to Form
                  8-K/A-2 dated September 30, 1996).

*        10.10    Stock Put Agreement dated September 30, 1996 by and between the Company and American Physicians Group, Inc. (incorporated by reference to Exhibit 10.9 to Form 8-K/A-2 dated September
                  30, 1996).

*        10.11    Shareholders Rights Agreement dated September 30, 1996 by and between the Company and American Physicians Service Group,
                  Inc. (incorporated by reference to Exhibit 10.10 to Form
                  8-K/A-2 dated September 30, 1996).

*        10.12    Stock Warrant dated September 30, 1996 from the Company to
                  American Physicians Service Group, Inc. (incorporated by reference to Exhibit 10.11 to Form 8-K/A-2 dated September 30,
                  1996).

*        10.13    Contingent Warrant dated September 30, 1996 from the Company to American Physicians Group, Inc. (incorporated by reference to Exhibit 10.12 to Form 8-K/A-2 dated September 30, 1996).

*        10.14    No Contest Agreement dated September 30, 1996 by and between the Company and American Physicians Group, Inc. (incorporated by reference to Exhibit 10.13 to Form 8-K/A-2 dated September
                  30, 1996).

*        10.15    Form of Option Agreement dated September 30, 1996 by and
                  between individual shareholders of the Company and American
                  Physicians Group, Inc. (incorporated by reference to Exhibit
                  10.14 to Form 8-K/A-2 dated September 30, 1996).

*        10.16    Assignment and Security Agreement dated September 30, 1996 by and between the Company and Ameritech Physician Service Group,
                  Inc. (incorporated by reference to Exhibit 10.15 to Form
                  8-K/A-2 dated September 30, 1996)

*        10.17    Agreement dated July 11, 1996 between the Company, Waste
                  Solutions Corporation and John Giura and Chander Jadwani relating to lease of Exsorbet manufacturing plant.

*        10.18    Employment Agreement, dated May 15, 1996, by and between the
                  Company and Chares E. Chunn, Jr. (incorporated by reference to
                  Exhibit 10.1 to Form 10-Q for quarterly period ended June 30,
                  1996).

*        10.19    Employment Agreement, dated May 15, 1996, by and between Dr.
                  Edward L. Schrader and the Company (incorporated by reference to Exhibit 10.2 to Form 10-Q for quarterly period ended June
                  30, 1996).

*        10.20    Agreement, dated May 15, 1996, between the Company and Dr.
                  Edward L. Schrader (incorporated by reference to Exhibit 10.3 to Form 10-Q for quarterly period ended June 30, 1996).

*        10.21    Employment Agreement of Sam Sexton III, dated May 15, 1996
                  (incorporated by reference to Exhibit 10.4 to Form 10-Q for quarterly period ended June 30, 1996).

*        10.22    Employment Agreement of Larry Woodcock, dated June 26, 1996
                  (incorporated by reference to Exhibit 10.5 to Form 10-Q for quarterly period ended June 30, 1996).

*        10.23    Employment Agreement of Marilyn Woodcock, dated June 26, 1996
                  (incorporated by reference to Exhibit 10.6 to Form 10-Q for quarterly period ended June 30, 1996).

*        10.24    Registration Rights Agreement, dated June 26, 1996, by and between the Company and Larry and Marilyn Woodcock
                  (incorporated by reference to Exhibit 10.7 to Form 10-Q for quarterly period ended June 30, 1996).

*        10.25    Employment Agreement of Kenneth R. McDonald, dated June 27,
                  1996 (incorporated by reference to Exhibit 10.8 to Form 10-Q for quarterly period ended June 30, 1996).

*        10.26    Employment Agreement of Carolyn. McDonald, dated June 27, 1996
                  (incorporated by reference to Exhibit 10.8 to Form 10-Q for quarterly period ended June 30, 1996).

*        10.27    Consulting Agreement of Calvin F. Lowe, Sr. (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 30,
                  1996).

*        10.28    Consulting Agreement of Calvin F. Lowe, II. (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 30,
                  1996).

*        10.29    Company Incentive Award Plan, dated June 22, 1995
                  (incorporated by reference to Exhibit 10.7 to Form 10-QSB filed on June 30, 1995).

*        10.30    Promissory Note of the Company in the amount of $3,300,000 in favor of APS (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3, filed on March 11, 1997,
                  File No. 333-23087).

         10.31    Agreement with Waste Solutions Corporation dated July 11,
                  1996.

*        10.32    Form of Convertible Equity Debenture (incorporated by
                  reference to Exhibit 10.2 to the Registration Statement on Form S-3, filed on March 11, 1997, File No. 333-23087).

*        10.33    Form of Securities Purchase Agreement (incorporated by
                  reference to Exhibit 10.3 to the Registration Statement on Form S-3, filed on March 11, 1997, File No. 333-23087).

*        10.34    Form of Registration Rights Agreement (incorporated by
                  reference to Exhibit 10.4 to the Registration Statement on Form S-3, filed on March 11, 1997, File No. 333-23087).

         21.1     List of Subsidiaries of the Company.

         23.1     Consent of Cooper, Shuffield & Company.

         23.2     Consent of Moore Stephens Frost.

* Incorporated herein by reference.

                         CONSOLIDATED ECO-SYSTEMS, INC.

                                       AND
                                  SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Independent Auditor's Report                                           F-2

     Consolidated Balance Sheet as of December 31, 1996 and 1995            F-3

     Consolidated Statements of Operations for the Years Ended
     December 31, 1996, 1995 and 1994                                       F-5

     Consolidated Statements of Shareholders' Equity for the Years
     Ended December 31, 1996 1995 and 1994                                  F-6

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994                                       F-7

     Notes to Consolidated Financial Statements                             F-8

                      [LETTERHEAD OF MOORE STEPHENS FROST]

                          Independent Auditor's Report

Board of Directors and Shareholders
Consolidated Eco-Systems, Inc.

     We have audited the accompanying consolidated balance sheet of Consolidated Eco-Systems, Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Consolidated Eco-Systems, Inc. as of December 31, 1995 and for each of the two years in the period ended December 31, 1995, were audited by other auditors whose opinion, dated March 22, 1996, on those statements included an explanatory paragraph referring to the restatement of these statements to reflect two poolings of interest that occurred during the year ended December 31, 1995 and included reference to reliance on another auditor in connection with the 1994 financial statements of one of these companies. As discussed in note 16 to the consolidated financial statements, the Company has restated its 1995 and 1994 consolidated financial statements during the current year to correct the accounting for these poolings of interest in order to be in conformity with generally accepted accounting principles. The prior auditors reported on these consolidated financial statements before the restatement.

     The consolidated financial statements as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 have been restated to reflect the poolings of interest of Larco Environmental Services, Inc. ("Larco") and K.R. Industrial Services of Alabama, Inc. ("KRISA") during 1996 as described in note 2 to the consolidated financial statements. We did not audit the 1995 or 1994 financial statements of Larco or KRISA, which statements reflected total assets of $7,954,665 and $6,201,514 as of December 31, 1995 and 1994, respectively, and total revenues of $9,256,001 and $7,681,795 for the years then ended. Those statements were audited by other auditors whose report was furnished to us, and our opinion as it relates to the amounts included for Larco and KRISA as of December 31, 1995 and for the two years in the period then ended, is based solely on the report of the other auditors.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provides a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Consolidated Eco-Systems,Inc. and Subsidiaries as of December 31,1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     We also reviewed the adjustments described in note 16 that were applied to restate the 1995 and 1994 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.


                                       /s/ Moore Stephens Frost

                                       Moore Stephens Frost
                                       Certified Public Accountants

Little Rock, Arkansas
March 24, 1997

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1996 AND 1995

                Assets                                    1996           1995
                                                          ----           ----

Current assets
  Cash and cash equivalents                           $ 2,730,966    $   877,182
  Accounts receivable, trade - less allowance
    for doubtful accounts of $716,977 in 1996
    and $249,668 in 1995                                6,661,832      4,132,911
  Accounts receivable - other                             120,954        236,025
  Notes receivable                                      1,097,576        147,934
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                     495,796        271,092
  Inventories                                             537,637        835,550
  Deferred income taxes                                      --          371,447
  Other current assets                                    374,824        374,285
                                                      -----------    -----------
Total current assets                                   12,019,585      7,246,426
                                                      -----------    -----------

Net property, plant and equipment                      25,594,669     12,103,989
                                                      -----------    -----------

Other assets
  Intangible assets, net                                5,865,310        968,879
  Due from shareholders                                 1,679,043         36,321
  Deferred income taxes                                   309,481           --
  Other assets                                            408,787        164,354
                                                      -----------    -----------
Total other assets                                      8,262,621      1,169,554
                                                      -----------    -----------

Total assets                                          $45,876,875    $20,519,969
                                                      ===========    ===========

The accompanying notes are an integral part of these financial statements.

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1996 AND 1995

      Liabilities and Shareholders' Equity               1996            1995
                                                         ----            ----

Current liabilities
  Notes payable                                     $ 11,631,582     $ 1,706,137
  Accounts payable                                     5,342,375       2,002,241
  Accrued liabilities                                  1,067,611         579,717
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                     74,482         205,758
  Current deferred income taxes                          237,851            --
  Current maturities of long-term debt                 4,217,427       1,250,606
                                                    ------------     -----------
Total current liabilities                             22,571,328       5,744,459
                                                    ------------     -----------

Long-term debt                                         6,203,999       3,907,004
                                                    ------------     -----------

Deferred income taxes                                       --           348,493
                                                    ------------     -----------

Minority interest in subsidiaries                           --            36,574
                                                    ------------     -----------

Shareholders' equity
  Common stock, $.001 par value
    Authorized 50,000,000 shares;
    Issued 15,113,899 in 1996 and
    10,582,548 shares in 1995                             15,114          10,583
  Additional paid-in capital                          21,831,153       7,683,907
  Retained earnings (deficit)                         (1,444,719)      2,788,949
                                                    ------------     -----------
                                                      20,401,548      10,483,439
  Treasury stock, 1,200,000 shares at cost            (3,300,000)           --
                                                    ------------     -----------
Total shareholders' equity                            17,101,548      10,483,439
                                                    ------------     -----------

Total liabilities and shareholders' equity          $ 45,876,875     $20,519,969
                                                    ============     ===========

The accompanying notes are an integral part of these financial statements.

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                            1996           1995           1994
                                            ----           ----           ----
Sales                                   $ 29,998,228   $ 21,825,894   $ 16,658,704

Cost of sales                             20,739,198     12,052,473      9,460,369
                                        ------------   ------------   ------------

Gross profit                               9,259,030      9,773,421      7,198,335
                                        ------------   ------------   ------------

Operating expenses
  Marketing                                1,442,164      1,134,574        355,421
  General and administrative              12,567,723      7,658,185      5,768,325
                                        ------------   ------------   ------------
Total operating expenses                  14,009,887      8,792,759      6,123,746
                                        ------------   ------------   ------------

Operating income (loss)                   (4,750,857)       980,662      1,074,589

Other income (expense), net                 (994,572)      (334,487)      (260,294)
                                        ------------   ------------   ------------

Income (loss) before income taxes         (5,745,429)       646,175        814,295

Income taxes (benefit)                    (1,551,765)       (88,457)       196,623
                                        ------------   ------------   ------------

Income (loss) before minority interest    (4,193,664)       734,632        617,672

Minority interest in income                     --           25,573         22,004
                                        ------------   ------------   ------------

Net income (loss)                       $ (4,193,664)  $    709,059   $    595,668
                                        ============   ============   ============

Earnings per common share and
  common share equivalent               $      (0.32)  $       0.07   $       0.06
                                        ============   ============   ============

Weighted average shares outstanding       13,122,063     10,436,153      9,867,105
                                        ============   ============   ============

The accompanying notes are an integral part of these financial statements.

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                         Additional   Retained                      Total
                                    Number of   Common     Paid-In    Earnings      Treasury     Shareholders'
                                      Shares    Stock      Capital    (Deficit)       Stock         Equity
                                      ------    -----      -------    ---------       -----         ------
Balance - January 1, 1994           9,675,339  $ 9,676  $ 4,094,085  $ 2,129,905          --     $  6,233,666

  Issuance of common stock            403,409      404      123,750         --            --          124,154

  Contribution of capital (KRISA)        --       --        204,712         --            --          204,712

  Distributions to
    shareholders' (ECO)                  --       --           --       (152,331)         --         (152,331)

  Distributions to
    shareholders (KRISA)                 --       --           --         (8,202)         --           (8,202)

  Net income                             --       --           --        595,668          --          595,668
                                   ----------  -------  -----------  -----------   -----------   ------------
Balance - December 31, 1994        10,078,748   10,080    4,422,547    2,565,040          --        6,997,667

  Issuance of common stock            503,800      503    2,437,705         --            --        2,438,208

  Contribution of capital (LARCO)        --       --        823,655         --            --          823,655

  Distributions to
    shareholders (ECO)                   --       --           --       (465,000)         --         (465,000)

  Distributions to
    shareholders (KRISA)                 --       --           --        (20,150)         --          (20,150)

  Net income                             --       --           --        709,059          --          709,059
                                   ----------  -------  -----------  -----------   -----------   ------------
Balance - December 31, 1995        10,582,548   10,583    7,683,907    2,788,949          --       10,483,439

  Issuance of common stock for
    purchase of 7-7, Inc.             874,550      875    3,249,125         --            --        3,250,000

  Distributions to
    shareholders (KRISA)                 --       --           --        (40,004)         --          (40,004)

  Stock options awarded                  --       --      1,195,927         --            --        1,195,927

  Issuance of common stock          1,202,857    1,203    3,309,511         --            --        3,310,714

  Exercise of stock options            39,667       40        2,490         --            --            2,530

  Conversion of debentures to
    common stock, net of issue
    cost of $350,000                2,414,277    2,413    4,558,243         --            --        4,560,656

  Purchase of treasury  stock            --       --           --           --     $(3,300,000)    (3,300,000)

  Issuance of debentures, net
    of issue cost of $168,050            --       --      1,831,950         --            --        1,831,950

  Net loss                               --       --           --     (4,193,664)         --       (4,193,664)
                                   ----------  -------  -----------  -----------   -----------   ------------
Balance - December 31, 1996        15,113,899  $15,114  $21,831,153  $(1,444,719)  $(3,300,000)  $ 17,101,548
                                   ==========  =======  ===========  ===========   ===========   ============

The accompanying notes are an integral part of these financial statements.

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                          1996          1995          1994
                                                          ----          ----          ----
Cash flows from operating activities
  Net income (loss)                                   $ (4,193,664)  $   709,059   $   595,668
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
      Expense on issuance of stock options               1,195,927          --            --
      Depreciation                                       1,496,820       689,328       411,343
      Amortization                                         387,091       202,864        85,650
      (Gain) loss on sale of assets                        169,873         2,945        (2,333)
      Minority interest in income                             --          25,573        22,004
      Changes in assets and liabilities
        Accounts receivable                               (223,045)   (1,789,712)     (598,729)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts               (224,704)     (226,386)       44,706
        Inventories                                        321,654       472,752      (866,524)
        Other current assets                               103,727      (178,444)     (123,804)
        Other assets                                       (70,454)       (9,011)     (168,801)
        Accounts payable                                   342,362       589,094       765,611
        Accrued liabilities                                308,755       206,017      (198,847)
        Income tax liability                                  --         102,265       (31,282)
        Billings in excess of costs and estimated
          earnings on uncompleted contracts               (131,276)      148,046       (57,712)
        Deferred income taxes                           (1,511,566)     (310,003)       24,417
                                                      ------------   -----------   -----------
Net cash provided by operating activities               (2,028,500)      634,387       (98,633)
                                                      ------------   -----------   -----------

Cash flows from investing activities
  Purchases of property, plant and equipment            (5,295,215)   (3,511,708)   (4,874,129)
  Proceeds from sale of assets                             388,100       242,687       408,766
  Payments for intangibles                                (213,901)     (417,982)      (25,718)
  Purchase of minority interest                            (36,574)         --            --
  Issuance of notes receivable                          (1,069,125)      (61,000)      (35,196)
  Collections on notes receivable                          119,483        31,000         4,322
  Issuance of notes to stockholders                     (1,642,722)         --            --
  Purchase of 7-7, Inc., net of cash acquired           (2,948,177)         --            --
                                                      ------------   -----------   -----------
Net cash used for investing activities                 (10,698,131)   (3,717,003)   (4,521,955)
                                                      ------------   -----------   -----------

Cash flows from financing activities
  Proceeds from issuance of long-term debt               2,389,527     5,199,023     1,409,419
  Repayment of long-term debt                           (3,089,712)   (2,874,194)     (984,163)
  Issuance of common stock                                  10,714     1,800,000       499,999
  Issuance of convertible debentures                     6,592,606          --            --
  Net borrowings (repayments) - notes payable            8,714,754       (16,468)    3,533,506
  Distributions to shareholders                            (40,004)     (485,150)     (160,533)
  Exercise of stock options                                  2,530          --            --
                                                      ------------   -----------   -----------
Net cash provided by financing activities               14,580,415     3,623,211     4,298,228
                                                      ------------   -----------   -----------

Net increase (decrease) in cash and cash equivalents     1,853,784       540,595      (322,360)

Cash and cash equivalents - beginning of year              877,182       336,587       658,947
                                                      ------------   -----------   -----------

Cash and cash equivalents - end of year               $  2,730,966   $   877,182   $   336,587
                                                      ============   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

1.   Summary of Significant Accounting Policies

     a. Business activity - Consolidated Eco-Systems, Inc. ("CONECO") (formerly Exsorbet Industries, Inc.) and Subsidiaries ("the Company") is in the business of providing a broad range of environmental, industrial and technical services which include environmental remediation, industrial clean-up, emergency response, recycling and various specialized environmental services. The Company serves clients and markets its products throughout the United States and certain foreign countries.

     b. Principles of consolidation - The consolidated financial statements include the accounts of Consolidated Eco-Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     c. Cash and cash equivalents - For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

     d. Inventories - Inventories are valued at the lower of cost (first-in, first-out method) or market.

     e. Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the various assets. For income tax purposes, accelerated methods are used with recognition of deferred income tax for the resulting temporary differences.

               The estimated useful lives of property, plant and equipment for purposes of computing depreciation are as follows:

                         Buildings                          20 to 40 years
                         Manufacturing equipment            15 to 40 years
                         Office equipment                   15 years
                         Vehicles                           5 to 15 years

     f. Intangibles - Intangible assets are being amortized on a straight-line basis over lives of two to forty years.

     g. Income taxes - The Company utilizes the liability method of accounting for deferred income taxes. The liability method provides deferred taxes on the balance sheet for the temporary differences between financial statement and income tax return basis of assets and liabilities as of the fiscal year end date at the presently enacted tax rates.

               Prior to the combinations, two of the subsidiaries (Eco-Systems, Inc. and K.R. Industrial Service of Alabama, Inc.) were operating under the provisions of Subchapter S of the Federal Internal Revenue Code. Under this provision, the income of these companies was taxed at the individual shareholder level. Aggregate distributions of individually taxed corporate income were made during 1996, 1995 and 1994 of $40,004, $485,150 and $160,533, respectively, by these subsidiaries.

     h. Revenue and cost recognition - For financial reporting purposes, profits on contracts are recorded using the percentage-of-completion method of accounting, determined by the ratio of costs incurred to date to management's estimates of total anticipated costs. Such amounts necessarily are based on estimates, and the uncertainty inherent in the estimates initially is reduced progressively as work on the contract nears completion. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. If estimated total costs for a contract indicate a loss, the Company provides currently for the total anticipated loss on the contract.

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                      AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

1.   Summary of Significant Accounting Policies (cont.)

               Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Marketing, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claim, change orders and settlements are accounted for as changes in estimates in the current period.

               The asset, "costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

     i. Research and development expense - The Company expenses research and development costs as incurred. During the year ended December 31, 1996, expenses related to development of a liquidation process for hydro-carbons at 7-7, Inc. totalled approximately $389,000 during the period since the acquisition of that subsidiary as of September 30, 1996.

     j. Earnings per share - Earnings per share is based on the weighted average number of shares and share equivalents outstanding during each year.

     k. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended December 31, 1996. The actual outcome of the estimates could differ from those estimates made in the preparation of the financial statements.

2.   Business Combinations

          On June 26, 1996, the Company acquired all the issued and outstanding stock of Larco Environmental Services, Inc. ("Larco"). The shareholders of Larco received a total of 1,152,020 shares of the Company's common stock in exchange for their holdings. Larco is an environmental emergency response and industrial services company headquartered in Sulphur, Louisiana. During 1996, prior to the combination, Larco had operating revenues of approximately $3,444,000 and net loss of approximately $62,800.

          On June 27, 1996, the Company acquired all the issued and outstanding stock of K.R. Industrial Service of Alabama, Inc. ("KRISA"). The shareholders of KRISA received a total of 545,338 shares of the Company's common stock in exchange for their holdings. KRISA, which is headquartered in Double Springs, Alabama, is an environmental industrial services company which provides boiler clean-out and rehabilitation for utility companies and other clients using specialized techniques. During 1996, prior to the combination, KRISA had operating revenues of approximately $2,688,000 and net income of approximately $439,000.

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

2.   Business Combinations (cont.)

          These transactions have been accounted for as poolings of interest, and the accompanying consolidated financial statements reflect the above combinations for each year presented. Following is a reconciliation of amounts of revenue and earnings previously reported by the Company with the combined amounts currently presented in the financial statements:

                                                    1995           1994
                                                    ----           ----
      Revenues
            CONECO (as previously reported)     $ 12,569,893   $ 8,976,909
            Larco                                  5,677,617     5,593,312
            KRISA                                  3,578,384     2,088,483
                                                ------------   -----------

                                                $ 21,825,894   $16,658,704
                                                ============   ===========

      Earnings (loss)
            CONECO (as restated - see note 16)  $    699,671   $   196,370
            Larco                                   (533,680)      212,199
            KRISA                                    543,068       187,099
                                                ------------   -----------

                                                $    709,059   $   595,668
                                                ============   ===========

          On September 30, 1996, the Company acquired all of the issued and outstanding stock of 7-7, Inc. The shareholders of 7-7, Inc. received cash of $3,000,000, subordinated notes of $900,000 and 874,546 shares of the Company's common stock in exchange for their holdings, as well as employment contracts that include provisions for future payments based upon earnings. 7-7, Inc. is located in Wooster, Ohio and offers a wide range of environmental services including remediation, barge cleaning, industrial maintenance and hazardous waste recycling.

          The 7-7 acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired of $5,069,621 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

          The operating results of 7-7, Inc. have been included in the consolidated statement of operations from the date of acquisition. The following table reflects operating results on a pro forma basis as if this acquisition had taken place on January 1, 1994:

                                     1996           1995          1994
                                     ----           ----          ----

      Sales                      $ 39,662,557    $39,998,304   $28,235,520
      Net income                   (5,685,821)     1,133,364       316,057
      Earnings per share                (0.43)           .11           .03

          On September 27, 1995, the Company acquired all of the issued and outstanding stock of Central Environmental Services, Inc. ("CESI") and its subsidiaries, all Arkansas corporations. The shareholders of CESI received a total of 388,000 shares of the Company's common stock in exchange for their holdings.

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

2.   Business Combinations (cont.)

          On December 28, 1995, the Company acquired Eco-Systems, Inc. ("ECO"), a Mississippi corporation, in exchange for 333,333 shares of the Company's stock.

          These transactions were accounted for as poolings of interest, and the accompanying financial statements presented in prior years have reflected the combinations for each year presented.

3.   Concentrations of Credit Risk

          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash held in financial institutions in excess of balances insured by the Federal Deposit Insurance Corporation and trade receivables. Concentrations of credit risk with respect to receivables are limited due to the dispersion of the Company's customer base over geographic areas and the fact that significant receivables are bid based contracts for site remediation and related services. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral or advance payments.

          The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

          During the year ended December 31, 1996, approximately $3,913,000 (13%) of the Company's sales arose from a government contract. For the years ended December 31, 1995 and 1994, none of the Company's revenue with individual customers exceeded 10% of total revenue. At December 31, 1996, accounts receivable included approximately $785,000 (12%) from the government contract. At December 31, 1995, accounts receivable included approximately $924,000 (22%) from two of the Company's major customers.

4.   Costs, Billings and Estimated Earnings of Uncompleted Contracts

          The status of jobs in progress at December 31, 1996 and 1995 was:

                                                       1996        1995
                                                       ----        ----

      Costs incurred on uncompleted contracts       $5,837,301  $1,991,337
      Estimated earnings                             1,412,795     957,190
                                                    ----------  ----------
                                                     7,250,096   2,948,527
      Less billings to date                          6,828,782   2,883,193
                                                    ----------  ----------

                                                    $  421,314  $   65,334
                                                    ==========  ==========

     Included in the accompanying balance sheets under the following captions:

                                                       1996        1995
                                                       ----        ----
      Costs and estimated earnings in excess of
         billings on uncompleted contracts          $ 495,796   $ 271,092
      Billings in excess of costs and estimated
         earnings on uncompleted contracts            (74,482)   (205,758)
                                                    ----------  ----------

                                                    $ 421,314   $  65,334
                                                    ==========  ==========

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

5.   Inventories

          Inventories consist of:

                                                       1996             1995
                                                       ----             ----

               Raw materials                      $     30,000     $    249,214
               Work in process                            --             42,724
               Finished goods                             --            155,234
               Supplies                                507,637          388,378
                                                  ------------     ------------

                                                  $    537,637     $    835,550
                                                  ============     ============

6.   Property, Plant and Equipment

          Property, plant and equipment consist of:

                                                       1996             1995
                                                       ----             ----

               Land                               $    500,611     $     73,068
               Buildings                             3,522,080        2,068,448
               Machinery and equipment              22,225,065        9,572,537
               Office equipment                        406,597          305,795
               Office furniture and fixtures           286,861           96,765
               Vehicles                              1,941,268        1,848,571
                                                  ------------     ------------
                                                    28,882,482       13,965,184
               Accumulated depreciation             (3,287,813)      (1,861,195)
                                                  ------------     ------------

                                                  $ 25,594,669     $ 12,103,989
                                                  ============     ============

7.   Intangible Assets

          Intangible assets subject to amortization include organizational costs, trademarks and patents, acquisition costs, contract rights, marketing intangibles, and goodwill. All are being amortized on a straight-line basis over periods of two to forty years. Accumulated amortization on these intangibles was $793,763 and $374,767 at December 31, 1996 and 1995, respectively.

8.   Accrued Liabilities

          Accrued liabilities at December 31, 1996 and 1995 consists of:

                                                 1996             1995
                                                 ----             ----

               Accrued interest             $    216,719     $    128,753
               Accrued payroll                   329,882          173,972
               Payroll taxes payable             217,797          206,484
               Other                             303,213           70,508
                                            ------------     ------------

                                            $  1,067,611     $    579,717
                                            ============     ============

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

9.   Notes Payable

          Notes payable consist of:

                                                                                                 1996                    1995
                                                                                                 ----                    ----
                Note payable to a corporation, interest at
                  15.75%, principal due on October 1, 1997,
                  secured by the stock of 7-7, Inc. and all assets
                  of that subsidiary.                                                         $  3,300,000            $      -

                Note payable to a bank, interest at 6.25%, due December 10,
                  1996, secured by a certificate of deposit which was used to
                  repay the note during January 1997.                                            1,500,000                   -

                $2,500,000 line of credit with a bank, interest
                  at prime plus 1.5% (currently 9.75%), secured
                  by certain accounts receivable and equipment.                                  1,360,000                   -

                Note payable to a bank, interest at 10.5%,
                  maturing on December 15, 1997, secured by
                  certain vehicles and equipment.                                                1,009,310                   -

                Note payable to a bank, due on demand, if no demand, payable in three installments, including interest of 9.25%, maturing on
                  August 9, 1998, secured by certain real estate.                                1,018,719                   -

                Various notes at 10%, payable to various
                  vendors, due at March 1, 1997, unsecured.                                      1,017,973                   -

                Note payable to a bank, interest at 5.75%, principal due March
                  23, 1997, secured by a certificate of deposit which was used
                  to repay the note during January 1997.                                           500,000                   -

                Note payable to a bank, interest at 9%,
                  principal due January 22, 1997, secured
                  by certain accounts receivable.                                                  489,897                   -

                Line of credit with a bank, interest at 10.25%,
                  secured by certain tangible assets.                                              290,570                190,570

                Note payable to a shareholder, interest at 8%,
                  maturing on or before December 30, 1996,
                  unsecured.                                                                       300,000                   -

                Note payable to a bank, interest at 9%,
                  principal maturing on January 5, 1997,
                  secured by certain accounts receivable.                                          200,000                   -

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

9.   Notes Payable (cont.)

                                                                             1996         1995
                                                                             ----         ----
         Unsecured note payable to a shareholder,
           interest at 10%, principal due January 9,
           1997, unsecured.                                             $   200,000         -

         Note payable to a corporation, interest at
           15%, principal due December 18, 1996,
           secured by certain accounts receivable.                          125,000         -

         Note payable to a shareholder, interest at
           10%, due on demand, unsecured.                                   121,776         -

         Note payable to a shareholder, interest at 10%,
            due on demand, unsecured.                                       100,000         -

         Note payable to a bank, interest at 9.85%, payable in monthly installments of $3,690, including interest, through April
           1997, with the balance due May 1997, secured by
           certain equipment.                                                98,337         -

         $750,000 line of credit with a bank, interest
           at the bank's prime lending rate plus 1%,
           secured by certain accounts receivable.                             -   $   501,928

         Note payable to a bank, interest at the bank's prime base
           lending rate plus 1%, secured by certain equipment.                 -        365,100

         Note payable to a leasing company, due in
           June 1996.  Balance at December 31,
           1995 represents the lease purchase price
           at maturity.                                                        -         72,236

         Note payable to a bank, interest at 9.0%,
           due on demand, secured by certain
           accounts receivable.                                                -        489,897

         Various notes at 6%, payable to various
           lenders, due on demand, unsecured.                                  -         38,006

         Notes payable to a shareholder, interest
           at 6%, due on demand, unsecured.                                    -         48,400
                                                                        -----------  -----------

                                                                        $11,631,582  $ 1,706,137
                                                                        ===========  ===========

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

10.   Long-Term Debt

           Long-term debt consist of:

                                                                                         1996          1995
                                                                                         ----          ----
      $2,000,000 line of credit with a bank, payable in monthly
        installments of $30,477, including interest at 9%, through
        November 1997, secured by various tangible assets.                           $ 1,337,785  $   636,662

      Notes payable to various shareholders, payable in quarterly installments of $55,040, including interest at 8%, through
        September 2001, unsecured.                                                       900,000         -

      Notes payable to a bank, payable in monthly installments of
        $20,484, including interest at 8.75%, through May and June
        2001, secured by certain equipment.                                              908,081         -

      Note payable to a bank, payable in monthly installments of
        $10,000, including interest at 9.45%, through June 2001,
        secured by certain accounts receivable and equipment.                            540,000         -

      Note payable to a bank, payable in monthly installments of
        $13,657, including interest at the bank's prime lending rate plus 0.6% (currently 10.1%) through October 1997 when the
        balance is due, secured by certain machinery and equipment.                      521,654      625,999

      Note payable to a bank, payable in monthly installments of
        $11,318, including interest at 11.38%, through March 2001,
        secured by certain property.                                                     456,032         -

      Note payable to a bank, payable in monthly installments of
        $14,084, including interest at 9.5%, through December 1999,
        secured by certain equipment.                                                    439,311         -

      Notes payable to a bank, payable in monthly installments of
        $7,690, including interest at 9%, through August 2001, secured
        by certain vehicles and equipment.                                               352,836         -

      Note payable to a finance company, payable in monthly
        installments of $4,283, including interest at 8.5%, through
        October 2001, secured by certain equipment.                                      203,149         -

      7.5% convertible debentures, payable or
        convertible to common stock by May 1998
        Balance converted to common stock in March
        1997.                                                                            200,000         -

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


10.   Long-Term Debt (cont.)

                                                                                         1996         1995
                                                                                         ----         ----
      Note payable to a bank, payable in monthly installments of
        $15,208, including interest at 9.75%, through October 1997,
        secured by certain equipment.                                                $   182,500        -

      Note payable to a finance company, payable in monthly
        installments of $3,341, including interest at 8.75%, through
        February 2000, secured by certain equipment.                                     110,538        -

      Note payable to a bank, payable in monthly installments of
        $3,030, including interest at 11.26%, through April 2001,
        secured by certain vehicles.                                                     115,224        -

      Note payable to a bank, payable in monthly installments of
        $2,079, including interest at 10.5%, through August 2003,
        secured by certain real estate.                                                  109,759        -

      Note payable to a bank, payable in monthly installments of
        $3,613, including interest at 13.5%, through February 2001,
        secured by certain equipment.                                                    108,857  $   137,549

      Various notes payable, currently payable in monthly installments totalling $36,987, including interest at 8% to 13.525%, with maturities generally from April 1998 through April 2001,
        secured by various real estate, equipment, and vehicles.                         826,740      214,943

      Various capital lease agreements, interest generally at 8.75% to
        13.78%, currently payable $99,232 per month, maturing from
        July 1997 to October 2001.                                                     3,108,960    1,538,288

      Note payable to a bank, payable in annual installments of
        $162,758, including interest at 9.25%, with the balance due
        August 1998, secured by certain real estate. Balance repaid
        during 1996.                                                                        -      1,000,000

      Note payable to a company, payable in annual installments of
        $100,000, plus interest at 6%, through March 2000, unsecured
        Balance repaid during 1996.                                                         -        500,000

      Note payable to a financing company, payable in monthly
        installments of $9,948, including interest at 10.65%, through
        December 1999, secured by certain machinery and equipment
        Assets sold during 1996 and balance was repaid.                                     -        374,370

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

10.   Long-Term Debt (cont.)

                                                                                         1996         1995
                                                                                         ----         ----
      Various notes repaid during 1996.                                                     -     $   129,799
                                                                                     -----------  -----------
                                                                                     $10,421,426    5,157,610
      Less current maturities                                                          4,217,427    1,250,606
                                                                                     -----------  -----------

      Long-term debt, less current maturities                                        $ 6,203,999  $ 3,907,004
                                                                                     ===========  ===========

          Interest expense included in other income (expense) on the consolidated statement of operations was $1,192,062, $615,605 and $320,771 for the years ended December 31, 1996, 1995 and 1994, respectively.

          Following are aggregate maturities of long-term debt as of December 31, 1996:

                        1997            $ 4,217,427
                        1998              2,203,507
                        1999              1,920,217
                        2000              1,399,328
                        2001                658,970
                    Thereafter               21,977
                                        -----------
                                        $10,421,426
                                        ===========

          The fair value of the Company's long-term debt based on rates currently available to the Company for similar terms and maturities was approximately $10,200,000 at December 31, 1996.

11.  Income Taxes

          The consolidated provision (credit) for income taxes included in the consolidated statement of operations for the years ended December 31, are as follows:

                                          1996          1995          1994
                                          ----          ----          ----
        Current provision (benefit)
              Federal                 $   (40,199)  $   175,461   $   119,277
              State                          --          46,085        52,929
                                      -----------   -----------   -----------

                                          (40,199)      221,546       172,206
        Deferred provision (benefit)   (1,511,566)     (310,003)       24,417
                                      -----------   -----------   -----------

        Income taxes (benefit)        $(1,551,765)  $   (88,457)  $   196,623
                                      ===========   ===========   ===========

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

11.  Income Taxes (cont.)

          Following is a reconciliation of the applicable U.S. federal income tax rates to the effective tax rates reflected in the statement of income:

                                                       1996      1995      1994
                                                       ----      ----      ----

      U.S. federal income tax rate                    (35.0)%    35.0%     35.0%
      State income taxes, net                          (2.3)      2.3       2.3
      S corporation income tax to the shareholders      8.5     (84.0)    (58.0)
      Other differences, net                            1.8      33.0      44.8
                                                      -----     -----     -----

      Effective income tax rate                       (27.0)%   (13.7)  %  24.1%
                                                      =====     =====     =====

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Items that gave rise to significant portions of the deferred tax accounts at December 31, are as follows:

                                                                                         1996         1995
                                                                                         ----         ----
      Deferred tax assets:
          Amortization of intangible assets                                          $     8,479  $    71,334
          Allowance for doubtful accounts                                                293,675       86,170
          Stock options                                                                  457,920         --
          Net operating loss and contribution carryforwards                            2,722,300      402,530
          Other                                                                           22,575      622,844
                                                                                     -----------  -----------
                                                                                       3,504,949    1,182,878
                                                                                     -----------  -----------

      Deferred tax liabilities:
          Conversion from percentage of completion to
            completed contract method of accounting                                      516,921      318,757
          Differences on property, plant and equipment                                 2,916,398      841,167
                                                                                     -----------  -----------
                                                                                       3,433,319    1,159,924
                                                                                     -----------  -----------

      Net deferred tax asset                                                         $    71,630  $    22,954
                                                                                     ===========  ===========

      Classification in the balance sheet

      Current deferred tax assets                                                    $   279,070  $   690,204
      Current deferred tax liabilities                                                  (516,921)    (318,757)
                                                                                     -----------  -----------

      Net current deferred tax asset (liability)                                     $  (237,851) $   371,447
                                                                                     ===========  ===========

      Non-current deferred tax  assets                                               $ 3,225,879  $   492,675
      Non-current deferred tax liabilities                                            (2,916,398)    (841,168)
                                                                                     -----------  -----------

      Net non-current deferred tax asset (liability)                                 $   309,481  $  (348,493)
                                                                                     ===========  ===========

          For federal tax purposes, the Company has approximately $6,980,000 of net operating loss carryforwards as of December 31, 1996 which expire in the years 2008 through 2011.

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

12.  Convertible Debentures and Stock Transactions

     a. During May 1996, the Company issued $5,000,000 of 7 1/2% Convertible Debentures due two years from issuance. These debentures, plus accrued interest, could be converted into shares of the Company's common stock at 20% less than the stock's five day average closing bid immediately prior to the date of the conversion, subject to a computed floor. During 1996, $4,800,000 these debentures, plus $110,665 of accrued interest, were converted into 2,394,227 shares of common stock. The remaining $200,000 of these debentures, plus $12,370 of accrued interest, were converted into 129,572 shares of common stock during March 1997. Since substantially all the debentures were converted as of December 31,1996, issuance costs of $350,000 related to these debentures has been charged to additional paid-in-capital in the accompanying financial statements.

     b. In connection with the purchase of 7-7, Inc. in September 1996, the Company issued 1,200,000 shares of its common stock to American Physicians Service Group, Inc. ("APS") for a total of $3,300,000. Under the terms of this agreement, the Company gave APS a Stock Put Agreement whereby APS could require the Company to repurchase these shares for a note payable due October 1, 1997 at 15.75%. APS exercised this option to sell these shares back to the Company, and these shares have been reflected as treasury stock in the accompanying financial statements.

     c. During December 1996, the Company began issuing 8% Convertible Equity Debentures. A total of $2,000,000 was issued during 1996 with an additional $3,000,000 issued in January 1997. Under the terms of these debentures, the face value, plus a deferred amount at 8% of the face value, may be converted into the Company's common stock at any time by the debenture holder. If not previously converted, all outstanding debentures must be converted to common stock two years from the date of issue. All such conversions will be made at 20% less than the stock's five day average closing bid immediately prior to the date of the conversion. Since the debentures can only be repaid by issuance of stock, the issue price of $2,000,000 as of December 31, 1996, less issue costs of $168,050, has been reflected as additional paid-in capital in the accompanying financial statements. Under the terms of these debentures, the Company is subject to liquidating damages of approximately $125,000 per month if this stock is not registered within 60 days of the date of the debentures. Registration is not expected to be completed until April 1997.

13.  Stock Options

          During 1995, the Company adopted The 1995 Incentive Award Plan of Exsorbet Industries, Inc. ("the Plan") for the benefit of its eligible employees. The Plan was adopted to provide additional incentive for key employees and to enable the Company to obtain and retain the services of key employees. An aggregate of 1,800,000 shares of the Company's common stock are available for awards under the Plan.

          The Company has issued various options to acquire its common stock during 1996, 1995 and 1994, including options under the Plan as well as other awards issued to its employees and consultants. During 1996, the Company determined that a significant portion of the options issued during 1995 and 1994 were not legally issued because they did not have prior shareholder approval before they were issued.

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

13.  Stock Options (cont.)

          The Company has adopted Statement of Financial Accounting Standards
     (SFAS) No. 123 "Accounting for Stock-Based Compensation" during the year ended December 31, 1995 for all the stock options issued. SFAS No. 123 provides for fair value accounting for all stock options based on various factors at the date the grants were made. Any expense recorded for these options is recognized as additional paid in capital until the options are exercised and shares are issued. Expense related to these options has been recognized during the year ended December 31, 1996 or will be recognized in future years as the vesting period for the awards is achieved.

          Information regarding stock options for the fiscal years ending December 31, 1996 and 1995 are as follows:

                                                                  Weighted
                                                                   Average
                                                        Number    Exercise
                                                       of Shares    Price
                                                       ---------    -----
      Option awarded during 1995 and
           outstanding at December 31, 1995              164,667    $1.580
      Option awarded during 1996                       1,702,469     0.965
      Forfeitures during 1996                            (50,000)    2.501
      Awards exercised during 1996                       (39,667)    0.064
                                                      ----------

      Options outstanding at December 31, 1996         1,777,469    $0.999
                                                      ==========    ======

      Options exercisable
            - December 31, 1995                          164,667    $1.580
            - December 31, 1996                          798,000     1.790

          The weighted average grant date fair value of options granted was $1.00 and $2.49 per share for the years ended December 31, 1996 and 1995, respectively. All the awards issued were at prices below the market price of the stock on the date of the grant. The fair value of the grants was determined using the Black-Scholes model with an additional discount provided for the options being issued for restricted shares issued pursuant to Rule 144. The significant assumptions used in this valuation were as follows:

      Risk-free interest rate                               5%
      Expected life                                      10 years
      Expected volatility                                  106%
      Expected dividend rate                                0
      Liquidity and risk discount                       65% to 70%
      Expected forfeitures                                  5%

          Expense recorded for the year ended December 31, 1996 relating to these options was $1,195,926.

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

13.  Stock Options (cont.)

          As of December 31, 1996, outstanding options are summarized as follows within ranges of the exercise price:

                                              Exercise Price
                                     --------------------------------
                                     $0.001 to $1.00   $2.00 to $5.00
                                         Per Share        Per Share      Total
                                         ---------        ---------      -----

     Option shares outstanding          1,282,469          495,000     1,777,469
     Weighted average
       exercise price                      $0.252           $2.934        $0.999
     Weighted average
       remaining contractual life       75 months        57 months     70 months

     Option shares exercisable            323,000          475,000       798,000
     Weighted average
       exercise price                      $0.235           $2.847        $1.790

          The information above includes options for 430,000 shares at $2.50 to $3.25 per share which were not issued under the Plan.

14.  Cash Flow Information

          Supplemental cash flows information and noncash investing and financing activities are as follows:


                                                                      1996         1995        1994
                                                                      ----         ----        ----
     Supplemental cash flow information
       Cash paid during the year for:
               Interest                                            $1,030,503  $   74,001  $   52,122
               Income taxes                                              --          --        97,978

     Supplemental noncash investing
       and financing activities
           Stock issued for:
               Debt satisfaction                                   $4,910,656  $  404,207  $  750,000
               Fair value of assets acquired                             --       734,000     687,500
           Fair value of operations acquired through:
               Stock issued                                         3,250,000        --          --
               Long-term debt                                         900,000        --          --
           Treasury stock acquired by
              issuance of note payable                              3,300,000        --          --
           Property acquired for capital lease                      1,391,321        --          --
           Transfer of depreciable assets:
               Debt retired                                              --          --       432,110
               Book value of assets transferred                          --          --       412,210
               Gain on transfer                                          --          --        19,900

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


15.  Commitments

     a. Operating leases - Future minimum rental commitments under non-cancellable operating lease agreements with initial or remaining term in excess of one year are as follows:

              1997                                         $   771,476
              1998                                             676,050
              1999                                             554,834
              2000                                             284,017
              2001                                             134,450
                                                            ----------

                                                            $2,420,827
                                                            ==========

          Lease expense from operating leases for the years ended December 31, 1996, 1995 and 1994 was $1,744,047, $1,137,533 and $734,456, respectively.

b. Capital leases - The Company leases certain equipment and vehicles under capital lease agreements expiring in 1997 to 2001. The following amounts related to these capital lease obligations are included in property, plant and equipment in the consolidated balance sheet:

                                                 1996             1995
                                                 ----             ----

      Machinery and equipment                $ 4,772,471      $ 1,749,846
      Vehicles                                   299,054          156,949
                                             -----------      -----------
                                               5,071,525        1,906,795
      Accumulated depreciation                  (402,613)        (141,248)
                                             -----------      -----------

                                             $ 4,668,912      $ 1,765,547
                                             ===========      ===========

          Amortization of these assets under capital lease is included in depreciation expense in the accompanying financial statements.

          Following is a schedule by years of future minimum lease payments under capital leases and the present value of future minimum rentals as of December 31, 1996:


     1997                                                        $1,223,933
     1998                                                           985,806
     1999                                                           839,785
     2000                                                           485,476
     2001                                                           146,212
                                                                 ----------
     Total minimum lease payments                                 3,681,212
     Less amount representing interest                              572,252
                                                                 ----------

     Present value of net minimum lease payments                 $3,108,960
                                                                 ==========

          The present value of net minimum lease payments are included in long-term debt. (See note 10).

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

15.  Commitments (cont.)

     c. Employment agreements - The Company has entered into various employment agreements with officers and other key employees. These agreements provide for various base salary levels, adjusted annually for cost-of-living, as well as other benefits. The aggregate commitment for future salaries at December 31, 1996, excluding bonus provisions, are summarized as follows:

                                              Forgiveness
                              Cash              of Notes
                            Payments           Receivable              Total
                            --------           ----------              -----

       1997                $2,080,959         $   299,737          $  2,380,696
       1998                 2,142,370             205,000             2,347,370
       1999                 2,165,872             205,000             2,370,872
       2000                 2,116,889             170,000             2,286,889
       2001                   849,942             160,000             1,009,942
       2002                    --                   9,900                 9,900
                           ----------          ----------           -----------
      Total                $9,356,032          $1,049,637           $10,405,669
                           ==========          ==========           ===========

     d. Benefit plans - The Company and its subsidiaries maintain various profit sharing and 401(k) plans for their employees. There have been no significant contributions to these plans during the three years in the period ended December 31,1996.

16.  Restatements

          During fiscal 1996, the Company discovered errors in its accounting for poolings of interest acquisitions in 1995. The financial statements for 1995 and 1994 have been restated to correct this error. The following shows the affect of the correction of these errors, prior to the affect of poolings of interest in fiscal 1996:

                                                                     As
                                                                  Restated
                                As Previously                 (Before Poolings
                                  Presented      Correction   Reflected in 1996)
                                  ---------      ----------   ------------------

   Intangible assets            $  5,220,702     $(4,251,823)    $   968,879

   Additional paid in capital     11,465,188      (4,813,950)      6,651,238

   Retained earnings                 184,385         562,127         746,512

   Net income
         1995                   $    584,756    $    114,915     $   699,671
         1994                         81,456         114,914         196,370

   Earnings per share
         1995                          $0.07           $0.01           $0.08
         1994                           0.01            0.01            0.02

                         CONSOLIDATED ECO-SYSTEMS, INC.
                                       AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

17.  Contingencies

          The Company is involved in various lawsuits which occur in the normal course of business. Management intends to vigorously defend these actions and believes no material losses will occur.

18.  Subsequent Events

          In February 1997, Hibernia National Bank asserted that Larco was in default on approximately $1,475,000 of notes payable and approximately $1,435,000 of long-term debt. During March 1997, the Company sold the equipment related to the Larco emergency response operation and repaid notes totalling approximately $1,274,000. The Company is attempting to refinance the balance of the notes owed to Hibernia with another lender.

19.  Management Plans

          Subsequent to December 31,1996, the Company has restructured its management and implemented various steps to help return to profitable operations. The person who had previously been President and Chairman became solely Chairman and another member of management became President. A new Chief Financial Officer was also elected. The new management group is attempting to reduce cost and implement a more centralized management and accounting structure to better control the Company's operations. They are also working with an investment banking firm to attempt to restructure a substantial portion of the Company's debt to provide better working capital and repayment terms. Management believes that these plans will be instrumental in improving operating efficiencies and reducing costs thereby allowing the Company to return to profitable operations and to strengthen the Company's financial condition.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on April 8, 1997 on its behalf by the undersigned, thereunto duly authorized.

                                      Consolidated Eco-Systems, Inc.


                                      By:  /s/ James J. Connors, Jr.
                                           --------------------------------
                                           James J. Connors, President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ James J. Connors, Jr.  President and Chief Executive Officer   April 8, 1997
-------------------------  Director
James J. Connors


/s/ Edward M. Penick, Jr.  Vice President and Chief Financial      April 8, 1997
-------------------------  Officer (principal accounting officer)
Edward M. Penick


/s/ Edward L. Schrader     Director                                April 8, 1997
-------------------------
Edward L. Schrader


/s/ Sam Sexton, III        Director                                April 8, 1997
-------------------------
Sam Sexton, III


/s/ Robert D. Vick         Director                                April 8, 1997
-------------------------
Robert D. Vick


/s/ Larry J. Woodcock      Director                                April 8, 1997
-------------------------
Larry J. Woodcock

                                INDEX TO EXHIBITS

    Exhibit
    Number                                                                  Page
    ------                                                                  ----

     10.31    Agreement with Waste Solutions Corporation dated
              July 11, 1966 ..................................................

     21.1     List of Subsidiaries of the Company ............................

     23.1     Consent of Cooper, Shuffield & Company .........................

     23.2     Consent of Moore Stephens Frost ................................