Form 10-K/A
period 1996-12-31
EXSORBET INDUSTRIES INC
filed 1997-04-30
CIK 930159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

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

    For the transition period from ___________________ to ___________________


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


The Issuer hereby amends its Annual Report on Form 10-K for the year ended December 31, 1996 to include the information required by Part III, Items 11, 12 and 13.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None

Item 11. Executive Compensation.

                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

During fiscal year 1996, the Compensation Committee was composed of various two member panels consisting of: Charles E. Chunn, Jr. and Floyd Leland Ogle; Charles E. Chunn, Jr. and Sam Sexton III; Edward L. Schrader and Sam Sexton III; and Robert D. Vick and James J. Connors, Jr.

                       COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth all compensation paid to the person who served as the Company's Chief Executive Officer at the end of fiscal 1996 and other highly compensated executive officers of the Company at the end of such fiscal year whose total annual compensation for such year was in excess of $100,000:

                           Summary Compensation Table

                                            ------------------------------------ ----------------------------------
                                                     Annual Compensation                  Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
  Name and principal           Year        Salary       Bonus       Other       Restricted   Securities      LTIP       All other
       position                              ($)         ($)        annual         stock        and         payouts    compensation
                                                                  compensation    award(s)   underlying       ($)          ($)
                                                                     ($)            ($)       Options/
                                                                                              SARs (#)

          (a)                   (b)          (c)         (d)         (e)            (f)         (g)           (h)          (i)
------------------------------------------------------------------------------------------------------------------------------------
Floyd L. Ogle(1)                1996      33,333           --          --             --          --              --      75,000(3)
 President                      1995          --           --          --             --      50,000(2)           --          --
                                1994          --           --          --             --          --              --          --
------------------------------------------------------------------------------------------------------------------------------------
Charles Chunn, Jr.(4)           1996     160,000           --          --             --          --              --     210,000(5)
  CFO                           1995       3,627                       --             --      50,000(2)           --          --
                                1994          --           --          --             --          --              --          --
------------------------------------------------------------------------------------------------------------------------------------
Edward L. Schrader(6)           1996     121,434           --      50,000(7)          --     100,000              --          --
  President                     1995          --           --          --             --      10,000              --          --
                                1994          --           --          --             --          --              --          --
------------------------------------------------------------------------------------------------------------------------------------
James Connors, Jr.(8)           1996     130,000(9)        --          --             --          --              --          --
  President                     1995          --           --          --             --          --              --          --
                                1994          --           --          --             --          --              --          --
------------------------------------------------------------------------------------------------------------------------------------
Robert D. Vick                  1996     130,000(9)        --          --             --          --              --          --
  Exec. Vice-Pres               1995          --           --          --             --          --              --          --
                                1994          --           --          --             --          --              --          --
------------------------------------------------------------------------------------------------------------------------------------
Caleb H. Dana                   1996     130,000(9)        --          --             --          --              --          --
  Exec. Vice-Pres               1995          --           --          --             --          --              --          --
                                1994          --           --          --             --          --              --          --
------------------------------------------------------------------------------------------------------------------------------------

----------

(1) Mr. Ogle served as President of the Company from March 21, 1995 until February 21, 1996. As of February 21, 1996, he was no longer an executive officer of the Company.

(2) This figure represents stock options granted to certain officers and employees of the Company during 1995. The Company believes that these options, which were not part of a shareholder approved plan, were issued in contravention of Idaho Code Section 30-1-20 and, accordingly, are null and void ab initio.

(3) This amounts represents $75,000 provided to Mr. Ogle on or about January 31, 1996 as deferred compensation for prior services.

(4) Mr. Chunn served as Chief Financial Officer of the Company during fiscal 1996. Mr. Chunn also served as President from February 21, 1996 to April 1, 1996. On December 10, 1996, Mr. Chunn was placed on paid administrative leave by the Company. Mr. Chunn's services were terminated by the Company and, accordingly, he is no longer an executive officer of the Company. In March 1997, the Company commenced litigation against Mr. Chunn. See "Part I -- Legal Proceedings."

(5) This amount represents an amount of $110,000 provided to Mr. Chunn on or about January 31, 1996 as deferred compensation for prior services and $100,000 provided as an incentive payment to Mr. Chunn on or about May 15, 1996.

(6) Dr. Schrader served as an Executive Vice-President of the Company from January 1996 to April 1, 1996. From April 1, 1996 to February 7, 1997, he served as President of the Company. Since February 7, 1997, he has been serving as Chairman of the Board of the Company.

(7) This amount represents a $100,000 contractual signing bonus provided to Dr. Schrader.

(8) Mr. Connors served as an Executive Vice-President of the Company from April 1, 1996 to February 7, 1997. On February 7, 1997, he was named President of the Company and continues to serve in that capacity.

(9) The amount paid to Mr. Connors, Mr. Vick, and Mr. Dana, all of whom became executive officers of the Company on April 1, 1996, include only amounts paid to each after the acquisition of Eco-Systems by the Company. Funds paid by Eco-Systems prior to the acquisition are not included.

Option/SAR Grants in Last Fiscal Year

         The following table summarizes all individual grants of stock options made during fiscal 1996 to each of the named executive officers of the Company.

                                                                                Potential Realizable Value
                                                                                  at Assumed Annual Rates
                                                                                of Stock Price Appreciation
                            Individual Grants                                         for Option Term
                            -----------------                                         ---------------

                   Number of
                   Securities
                   Underlying   % of Total
                    Options/   Options/SARs   Exercise
                      SARs      Granted to     or Base   Expiration
                    Granted    Employees in    Price      Date
  Name                (#)        Fiscal Year  ($/SH)e                  0%($)         5%($)      10%($)
--------           --------      ---------     -------    ---------  ---------     --------     ------
Edward L.          100,000(1)    65.3%(2)       0.25      1/31/06     662,500     1,095,000     1,758,000
Schrader
Executive
Vice President

----------

(1) This amount represents 100,000 shares of common stock provided to Dr. Schrader in connection with an employment agreement in existence prior to Dr. Schrader's becoming a member of the Board of Directors of the Company.

(2) This percentage takes into account only those stock options issued to actual employees and not those options issued in connection with acquisitions to persons who became employees at the same time. This figure also does not include any stock options given to employees who ultimately agreed to rescind such options.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table shows aggregate exercises of options (or tandem stock appreciation rights) and free-standing stock appreciation rights during the year ended December 31, 1996, by each of the named executive officers.

                                                                  Number of                Value of
                                                            Securities Underlying         Unexercised
                                                             Unexercised Options/         In-the-Money
                                                                   SARs at              Options/SARs at
                                                              December 31, 1996        December 31, 1996
                                        Shares Acquired             (#)(1)                 ($)(1)(2)
                                          on Exercise          Exercisable (E)/         Exercisable (E)/
Name                                          (#)              Unexercisable (U)        Unexercisable (U)
----                                    ----------------       -----------------        -----------------
James J. Connors, Jr.                          8,889                0 E                       0 E
  President/CEO                                                     0 U                       0 U

Robert D. Vick                                 8,889                0 E                       0 E
  Executive Vice-President                                          0 U                       0 U

Caleb H. Dana                                  8,889                0 E                       0 E
  Executive Vice-President                                          0 U                       0 U

Edward L. Schrader                             ---                  110,000 E                 110,000 E
  Chairman of the Board                                             0 E                       0 E

----------

(1) The Company has not made any grants of SARs. The figures listed do not reflect any stock options issued to any executive officers which have been voluntarily rescinded or which the Company has determined were improperly issued.

(2) Amounts shown are based upon the closing price of the Company's Common Stock on March 31, 1997 which was $1 1/4.

Employment Agreements

      Set forth below are descriptions of the Company's employment agreements with James J. Connors, Jr., Caleb H. Dana, Jr., Kenneth R. McDonald, Edward M. Penick, Jr., Dr. Edward L. Schrader, Sam Sexton III, Robert D. Vick and Larry Woodcock and his wife, Marilyn Woodcock.

      On September 27, 1995, the Company entered into an employment agreement with Edward M. Penick, Jr. On December 8, 1995, the Company entered into employment agreements with James J. Connors, Jr., Caleb H. Dana, Jr., Edward M. Penick, Jr. and Robert D. Vick. Each employment agreement is for a period of five years. Messrs. Connors, Dana and Vick's employment agreements each provide for an annual salary of $130,000. Mr.

Penick's employment agreement provides for an annual salary of $75,000, but was modified by the Company on February 24, 1997 to $100,000 due to increased duties. All salaries will be adjusted annually for increases in the cost of living. Additionally, Messrs. Connors, Dana and Vick were each given an option to acquire up to 8,889 shares of Common Stock for a price of $.001 per share. Each of these individuals exercised these options during the 1996 fiscal year.

      On May 15, 1996, the Company entered into employment agreements with Charles E. Chunn, Jr., the Company's former Chief Financial Officer, as well as Dr. Edward L. Schrader and Sam Sexton III. Mr. Chunn's employment agreement supersedes a previous employment agreement that was effective January 1, 1996. Dr. Schrader's employment agreement supersedes a previous employment agreement that was effective January 31, 1996. Mr. Sexton's employment agreement supersedes a previous employment agreement dated April 1, 1996.

      On March 10, 1997, Dr. Schrader voluntarily rescinded his May 15, 1996 employment agreement and is currently operating under the terms of the January 31, 1996 agreement. That agreement is for a period of five years at an annual salary of $75,000, subject to annual cost of living increases, plus an automobile allowance. Dr. Schrader was also granted an option to acquire 100,000 shares of Common Stock of the Company at an exercise price of $0.25. A separate agreement with Dr. Schrader provides that the Company will make an inducement payment to him in the amount of $50,000 a year for four years for a total of $200,000. The employment agreement provides for immediate payment of the entire $200,000 if any of four events occurs: (i) termination of employment with the Company; (ii) severe financial difficulties of the Company involving potential litigation; (iii) a change in control of the Company; or (iv) a resolution by the Board of Directors requiring an immediate payment.

      Mr. Chunn's employment agreements, dated January 1, 1996 and of May 15, 1996, provided for an annual salary of $160,000, subject to annual cost of living increases. Mr. Chunn was put on administrative leave on December 10, 1996. In the first quarter of 1997 the Company terminated his services and commenced litigation against him in the Chancery Court of Sebastian County, Arkansas. Although Mr. Chunn's agreements provided that he was to receive certain payments from the Company in the event of a "change in control" as defined in said agreements, the Company is of the view that no event constituting such a change in control occurred prior to the termination of his employment.

Incentive Award Plan

         In 1995 the Board of Directors adopted, and the Company's shareholders approved, the 1995 Incentive Award Plan of Exsorbet Industries, Inc. (the "Incentive Plan") pursuant to which options and awards may be granted for up to 1,800,000 shares of Common Stock of the Company. To date, no stock awards have been granted under the Incentive Plan, but options to purchase 891,500 shares of Common Stock have been granted pursuant to a prior plan which is still in effect. Such number of outstanding options reflects adjustments to exclude options which were granted and mutually rescinded by agreement between the parties and options which have expired as of the date of this report.

      According to its terms, the general administration of the Incentive Plan is the responsibility of a committee consisting of two or more "outside directors," as defined by the plan, appointed by the Board of Directors (the "Plan Committee"). The Plan Committee has the absolute discretion to determine which employees of the Company are key employees, and to select from among the key employees, those who will receive options and/or performance bonuses awards, which may include stock or cash. Each Optionee is required to enter into an agreement to remain in the employ of the Company or a subsidiary of the Company for a period of time to be determined by the Plan Committee after the stock option or performance award is granted. The Plan Committee also has the discretion to make loans to key employees with respect to the exercise or receipt of outstanding options or performance awards granted under the Incentive Plan.

      Pursuant to the Incentive Plan, the Plan Committee may grant incentive stock options pursuant to section 422 of the Internal Revenue Code of 1986, as amended, or the Plan Committee may grant non-qualified options. The purchase price of each share of stock issued pursuant to the exercise of an incentive stock option may not be less than the fair market value of the stock on the date of the grant of the option. Incentive stock options may be exercised by the grantee six months after the date the option is granted but the options will expire ten years after the grant date. The purchase price of each share of stock issued pursuant to a nonqualified option will be set by the Plan Committee, and it may be less than the fair market value of the stock on the date of grant, but may not be less than the par value of the stock.

      The period after which the right to exercise an option vests in a grantee will be set by the Plan Committee, but, at any time, the Plan Committee may accelerate the period in which options vest. Options may be exercised in whole or in part. Options granted under the Incentive Plan are exercisable only while the recipient is an employee of the Company, but the Plan Committee may provide that the option may be exercised within a year after the employee's death or disability, or within three months after termination of employment for any other reason.

      The Incentive Plan provides that the Company may grant options to purchase Common Stock to employee-directors. The employee-directors may receive, on a yearly basis beginning on March 31 of each year, options to purchase Common Stock of the Company in an amount equal to 10,000 shares for each $1,000,000 of net income of the Company for the preceding year, as reflected in the Company's audited financial statements prepared by the Company's independent auditors. The exercise price for the options will be 80% of the fair market value of the Common Stock on the date the option was granted. Options granted to employee directors are exercisable only after six months from the date of grant, and the options expire ten years after the date of grant.

      Restricted stock may be awarded to any key employee designated by the Plan Committee pursuant to a restricted stock agreement, which shall be executed by the key employee and an authorized officer of the Company. Restricted shares are subject to such restrictions as the Plan Committee shall provide, including restrictions based on duration of employment with the Company, Company performance, or individual performance. The holders of restricted shares, however, will be entitled to vote their restricted shares and to receive dividend payments. The Plan Committee retains the right, after restricted stock is issued, to remove any and all restrictions imposed by the restricted stock agreement.

      The Incentive Plan may be wholly or partially amended, suspended or terminated at any time by the Board of Directors of the Company, except that no action will be taken by the Board which would otherwise require stockholder approval. In the event of any change in the outstanding shares of the Company through merger, consolidation, reorganization, recapitalization, stock split, stock dividend, or other like change in capital structure, the Plan Committee may make an appropriate adjustment to increase the maximum number and type of shares that may be issued pursuant to the Incentive Plan. In the event of such a change or exchange of outstanding shares, other than for securities of another corporation or by reorganization, the Plan Committee will make an appropriate adjustment to maintain the proportionate interest if the holders of options under the Incentive Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 31, 1997 (except as otherwise indicated) by: (a) each director and named executive officer of the Company; (b) all current executive officers and directors of the Company as a group; and (c) each person known to the Company who is a beneficial holder of more than five percent of the shares of its Common Stock.


                                                           Shares Directly or         Percent of
Name and Address                                         Beneficially Owned (1)        Class
------------------------------------------------------------------------------------------------
James J. Connors, Jr.  . . . . . . . . . . . . . . . . . . . .120,000                  .78%
   President/Director
   10539 County Road 1
   Fairhope, AL 36532

Caleb H. Dana. . . . . . . . . . . . . . . . .. . . . . .     120,000                  .78%
  Executive Vice-President
  103 Pinetrail Place
  Madison, MS 39110

Kenneth R. McDonald. . . . . . . . . . . . . . . . . . . . . .545,338(2)              3.57%
   Executive Vice-President
   Highway 195 North
   Double Springs, AL 35553

Edward M. Penick, Jr.. . . . . . . . . . . . . . . . . . . . .158,940(3)               .97%
   Chief Financial Officer/Director
   10 Longfellow Place
   Little Rock, AR 72207

Robert D. Vick . . . . . . . . . . . . . . . . . . . . . . . .120,000                  .78%
   Executive Vice-President/Director
   111 Meadowview
   Brandon, MS 39042



                                                           Shares Directly or         Percent of
Name and Address                                         Beneficially Owned (1)        Class
------------------------------------------------------------------------------------------------
Dr. Edward L. Schrader. . . . . . . . . . . . . . . . . . . . .118,000(4)               .77%
Director/Executive Vice President
 504 Merganser Trail
 Clinton, MS 39056

Sam Sexton III. . . . . . . . . . . . . . . . . . . . . . . . . .5,000                  .03%
 Director/President
 6807 West 12th Street
 Little Rock, AR 72204

Larry J. Woodcock. . . . . . . . . . . . . . . . . . . . . . 1,352,021(5)              8.73%
 Director/Executive Vice-President
 4909 Common Street
 Lake Charles, LA 70607

Charles E. Chunn, Jr.. . . . . . . . . . . . . . . . . . . . . 110,000(6)               .72%
 Director, President/Treas.
 9704 Bridgeford
 Fort Smith, AR 72903

Directors and Executive . . . . . . . . . . . . . . . . . . .2,649,299(7)             16.9%

 Officers as a Group (10 persons)

----------

(1) All shares are owned directly with voting and dispositive powers unless otherwise stated.

(2) This figure does not include an option to acquire 257,235 shares of Common Stock of the Company, first exercisable on June 27, 1997, nor does it include an option to acquire 257,234 shares of Common Stock of the Company, first exercisable on June 27, 1998.

(3) Includes 60,000 shares of Common Stock issuable upon options exercisable within 60 days.

(4) Includes 110,000 shares of Common Stock issuable upon options exercisable within 60 days.

(5) This figure includes 576,011 shares owned by Marilyn Woodcock. The figure includes 200,000 shares of common stock of the Company to be issued by virtue of a stock option exercise. The figure does not include an option to acquire a total of 200,000 shares each held by Mr. Woodcock and Ms. Woodcock, first exercisable in part on June 26, 1997.

(6) Includes 25,000 shares of Common Stock issuable to Brenda Ollie, spouse of Mr. Chunn, upon options exercisable within 60 days.

(7) Includes 395,000 shares of Common Stock issuable upon options exercisable within 60 days.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with except with respect to one report regarding one transaction for each of Kenneth R. Mcdonald, Edward L. Schrader and Larry J. Woodcock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Larco Environmental Services, Inc.

      On June 26, 1996, the "Company" entered into an Agreement and Plan of Merger (the "Larco Agreement") between the Company, Larco Acquisition, Inc., an Arkansas corporation and wholly-owned subsidiary of the Company, Larco, and Larry Woodcock and his wife, Marilyn Woodcock. Pursuant to the Larco Agreement, the Company beneficially acquired all of the outstanding common stock of Larco from its sole shareholders, Mr. and Mrs. Woodcock. In return, Mr. and Mrs. Woodcock received 1,152,021 shares of Common Stock. The Board of Directors of the Company determined this consideration to be fair and reasonable by determining the fair market value of Larco to be, at a minimum, $4,500,000. The value of the Common Stock at closing, based on a five day closing price prior to closing, was approximately $3.89. The amount of Common Stock provided, the Board believed, was representative of the fair market value of Larco. The Company also purchased real estate used by Larco from Mr. and Mrs. Woodcock for $1,388,000. In connection with the transaction Mr. and Mrs. Woodcock entered into employment agreements and will receive cash compensation of $125,000 and $60,000, respectively, per year for the next five years. In addition, they received options to acquire up to 600,000 shares of Common Stock. For a more complete description of Mr. and Mrs. Woodcock's employment agreements, see "Executive Compensation--Employment Agreements."

Acquisition of KR Industrial Services of Alabama, Inc.

      On June 27, 1996, the Company entered into a Stock Exchange Agreement (the "KR Agreement") by and between the Company, KR Acquisition, Inc., an Arkansas corporation and wholly owned subsidiary of the Company, KR Industrial Service of Alabama, Inc., an Alabama corporation ("KR Industrial"), Kenneth R. McDonald, his wife, Carolyn McDonald, and Kenneth A. Flatt, Jr. Pursuant to the terms of the KR Agreement, the Company beneficially acquired all of the outstanding common stock of KR Industrial from its sole shareholders, Mr. and Mrs. McDonald and Mr. Flatt. In return, Mr. and Mrs. McDonald received 545,338 shares of Common Stock. The Board of Directors of the Company determined this consideration to be fair and reasonable by determining the fair market value of KR Industrial to be $2,120,000. The value of the Common Stock at closing, based on a five day closing price prior to closing, was approximately $3.89. The amount of Common Stock provided was representative of the fair market value of KR Industrial. In connection with this transaction, Mr. McDonald was elected Executive Vice President of the Company and entered into an employment agreement with the Company which has a term of five years and that provides for an annual salary of

$100,000 and options for up to 514,469 shares of Common Stock. See "Executive Compensation--Employment Agreements."

      Additionally, in connection with this transaction, the Company loaned $500,000 to Mr. McDonald and his wife, Carolyn, on June 27, 1996 and has agreed to loan them an additional $250,000 on June 27, 1997. The loan bears interest at a 5.5% annual rate. The Company took a security interest in, and possession of 288,103 shares of Common Stock to secure the debt. The loan is due on June 27, 1998, but may be extended, at Mr. and Mrs. McDonald's option, for an additional six months.

Loans to Former Shareholders of Eco-Acquisition, Inc.

      In connection with the acquisition by the Company of Eco-Systems, Inc. in 1996, the Company lent to each of James Connors, Jr., Robert D. Vick and Caleb
H. Dana the respective amounts of $250,000 each, secured by shares of Common Stock of the Company owned by each of such individuals. Each promissory note provides that the principal amount of $50,000 plus accumulated interest is to be forgiven for each year during which the recipient of such loan continues to be employed by the Company.

                            COMPENSATION OF DIRECTORS

      Each director of the Company has also served as an officer and the Company has executed employment agreements with each director to govern such employment relationships. The directors of the Company receive no additional compensation for their service as directors.

                         PERFORMANCE OF THE COMMON STOCK

      The graph below compares the cumulative total return of the Company's Common Stock to the Nasdaq Market Index and the Sanitation Services, N.E.C. Index assuming a $100 investment on January 3, 1995.

      [THE FOLLOWING DATA WAS DEPICTED IN A LINE GRAPH IN THE PRINTED MATERIAL]

----------------------------------------FISCAL YEAR ENDING-------------------------------------------------
                COMPANY                            1995         1995         1995        1996         1996

        CONSOLIDATED ECO-SYSTEMS                  100.00        78.38       90.59        40.54        15.57
             INDUSTRY INDEX                       100.00        97.49       85.67        84.17        78.21
              BROAD MARKET                        100.00       112.63      124.48       139.88       150.50

THE INDUSTRY INDEX CHOSEN WAS:
SIC CODE 4959 - SANITARY SERVICES, N.E.C.

THE BROAD MARKET INDEX CHOSEN WAS:
NASDAQ MARKET INDEX

THE CURRENT COMPOSITION OF THE INDUSTRY INDEX
IS AS FOLLOWS:

CONSOLIDATED ECO-SYSTEMS
FLUOR DANIEL/GTI INC
GZA GEOENVIRON TECH
HARDING LAWSON ASSOC GRP
ICF KAISER INTERNAT
INTERNAT TECHNOLOGY CORP
NEW HORIZONS WORLDWIDE
NSC CORP
OHM CORP
TRC COMPANIES INC
VALLEY SYSTEMS INC
VERSAR INC.
WATSON GENERAL CORP
WESTON, ROY F. INC CL A

                          COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

Compensation Policies Applicable To Executive Officers

      The purpose of the Company's executive compensation program is to attract, retain and motivate qualified executives to manage the business of the Company so as to maximize profits and shareholder value. Executive compensation in the aggregate is made up principally of the executive's annual base salary, a bonus which may be awarded by the Company's Compensation Committee and awards of Company stock or stock options under the Company's Stock Option Plans. The Company's Compensation Committee annually considers and makes recommendations to the Board of Directors as to executive compensation including changes in base salary, bonuses and awards of Company stock or stock options.

      Consistent with the above-noted purpose of the executive compensation program, it is the policy of the Compensation Committee, in recommending the aggregate annual compensation of executive officers of the Company, to consider the overall performance of the Company, the performance of the division of the Company for which the executive has responsibility and the individual contribution and performance of the executive. The performance of the Company and of the division for which the executive has responsibility are significant factors in determining aggregate compensation although they are not necessarily determinative. While shareholders' total return is important and is considered by the Compensation Committee, it is subject to the vagaries of the public market place and the Company's compensation program focuses on the Company's strategic plans, corporate performance measures, and specific corporate goals which should lead to a favorable stock price. The corporate performance measures which the Compensation Committee considers include sales, earnings, return on equity and comparisons of sales and earnings with prior years and with budgets.

      The Compensation Committee does not rely on any fixed formulae or specific numerical criteria in determining an executive's aggregate compensation. It considers both corporate and personal performance criteria, competitive compensation levels, the economic environment and changes in the cost of living as well as the recommendations of management. The Compensation Committee then exercises business judgment based on all of these criteria and the purposes of the executive compensation program.

Compensation of the Chief Executive Officer

      Dr. Schrader's base salary of $165,000 for 1996 was based principally on his rights under his employment agreement with the Company. The Compensation Committee in determining Dr. Schrader's compensation gave consideration to Dr. Schrader's efforts in guiding the Company through a period of expansion through acquisition and believes that these efforts will lead in future periods to enhanced performance and stockholder value.

      Section 162(m) of the Internal Revenue Code of 1996, as amended (the "Code"), generally disallows a tax deduction to public companies for compensation over $1 million paid to the Company's chief executive officer and four other most highly compensated executive officers, unless the compensation is considered performance based. The compensation disclosed in this Report does not exceed the $1 million limit, and executive compensation for 1997 is also expected to qualify for deductibility. The Company currently intends to structure the performance-based portion of its executive officers' compensation to achieve maximum deductibility under Section 162(m) of the code with minimal sacrifices in flexibility and corporate objective.

                                   Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                  CONSOLIDATED ECO-SYSTEMS, INC.


                              By: /s/ James J. Connors, Jr.
                                  ----------------------------------------------
                                  James J. Connors, Jr., Chief Executive Officer

Dated:   April 29, 1997