Form 10-Q
period 1997-03-31
EXSORBET INDUSTRIES INC
filed 1997-05-15
CIK 930159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        --------------------------------
          (Mark One)

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              6807 West 12th Street
                           Little Rock, Arkansas 72204

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (501) 664-7745

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

      Title of Each Class                           Name on Each Market
                                                      on Which Listed

   Common Stock, $.001 par value                          NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 5, 1997, 15,354,942 shares of the registrant's common stock were outstanding.

                                  TABLE OF CONTENTS

Item                                                                       Page

                                     PART I

1.   Financial Statements....................................................3
2.   Management's Discussion and Analysis of Financial Condition and Results
           of Operation......................................................3

                                PART II

1.   Legal Proceedings.......................................................4
2.   Changes in Securities...................................................5
3.   Defaults Upon Senior Securities.........................................5
4.   Submission of Matters to a Vote of Security Holders.....................5
5.   Other Information.......................................................5
6.   Exhibits and Reports of Form 8-K........................................5

     Signatures..............................................................6

                                     PART I

Item 1. Financial Statements.

      The Registrant's financial statements and financial data are attached to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      The following analysis and discussion highlights the significant factors affecting the Company's financial condition and results of operations for the quarter ended March 31, 1997. For a more complete understanding of the following discussion, reference should be made to the Company's Consolidated Financial Statements and the related notes thereto presented elsewhere in this report.

Significant Events Affecting Operations

      For the year ended December 31, 1996, the Company reported a net loss of ($4,193,664). On February 7, 1997, Edward L. Schrader, former president of the Company, became a full-time operating chairman of the board of the Company. At the same time, James J. Connors, Jr., former chief operating officer, was named president of the Company. On February 24, 1997, Edward M. Penick, Jr. was named chief financial officer of the Company.

      Mr. Connors is principally responsible for the formulation of a plan which the Company believes will return it to profitability. The plan includes consolidation of the Company's administrative and accounting offices, and corporate headquarters, to Little Rock, Arkansas. Additional elements of the plan include elimination of unprofitable divisions of the Company. As part of that plan, on February 27, 1997, Larco Environmental Services, Inc. sold its emergency response equipment to an unaffiliated third party for approximately $1,200,000. The proceeds of such sale were used to retire a portion of Larco's debt to Hibernia National Bank. The sale was a result of a reduced demand for Larco's emergency spill response, causing that portion of its business to become unprofitable. Under the terms of the contract of sale, Larco agreed not to compete with the purchaser in the emergency response business and the purchaser agreed not to compete with Larco in the industrial services business, in each case with limited exceptions, within approximately fifty miles of Lake Charles, Louisiana.

Results of Operations

      Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

      The figures specified below include the Company's acquisition of 7-7, Inc., which occurred on September 30, 1996. The figures have also been restated to account for the acquisitions of Larco Environmental Services, Inc. and KR Industrial Service of Alabama, Inc., both of which occurred in 1996 and were accounted for as poolings of interest.

      Sales. For the three months ended March 31, 1997 and 1996, sales were $9,719,418 and $4,135,955, respectively. The increase in sales was due primarily to sales attributable to the acquisition of 7-7, Inc., as well as to increased marketing efforts by the Company. The increase in sales was also enhanced by increased cross-selling between the various subsidiaries of the Company.

      Cost of Sales. For the three months ended March 31, 1997 and 1996, the cost of sales were $7,182,197 and $2,331,197, respectively, or 73.9% as a percentage of sales as compared to 56.4% in the prior year. The cost of sales as a percentage of sales increased primarily due to increased costs associated with the acqusition of 7-7, Inc. 7-7 Inc.'s cost of sales increased due to difficulties experienced in the developmental stages of its liquification process which created a by-product requiring shipment and disposal at an outside location. Management has attempted to control the costs related to 7-7's operations by identifying remedies, such as elimination of the by-product through different technology.

      Total Operating Expenses. For the three months ended March 31, 1997 and 1996, total operating expenses were $2,239,398 and $1,084,271, respectively. While there was a decrease in marketing expenses of approximately $180,000 between

1996 and 1997, the increase resulted from an increase in general and administrative expenses. The Company is attempting to control these expenses through consolidation of its administrative offices, elimination of duplicative expenses, and through implementation of an overall recovery plan.

      Net Income. For the three months ended March 31, 1997 and 1996, net income was $176,399 and $508,353, respectively. For the three months ended March 31, 1997 and 1996, net income per share was approximately $.01 and $.05, respectively.

Financial Condition and Liquidity

      At March 31, 1997, total current assets were $9,965,610, reflecting a decrease from the December 31, 1996 level of $12,019,585. The decrease resulted primarily from the sale of the unprofitable emergency response division of Larco Environmental Services, Inc. Total current liabilities decreased over the same periods from $22,571,328 at December 31, 1996 to $16,531,258 at March 31, 1997.
This resulted in a current ratio of 1.66 at March 31, 1997 and 1.88 at December 31, 1996, respectively. This level of liquidity has affected the Company's ability to meet its short term obligations. The Company is exploring methods for raising additional working capital either through a senior credit facility or the sale of debt or equity securities or other assets. There can, however, be no assurance that such funds will be obtained. Failure to raise such funds could have a material adverse effect on the Company.

      Working capital needs generally have been met from cash generated from operations with short term borrowing used on occasions and through the issuance of convertible debentures. Between December 20, 1996 and January 22, 1997, the Company issued $5,000,000 in convertible debentures and, in connection therewith, agreed to file a registration statement with the Securities and Exchange Commission within five days of the date of each debenture issuance and to pay liquidated damages equivalent to $25 per $1,000 of principal amount of debentures if the registration statement were not declared effective within sixty days of the date of the applicable closing. As of the date of this filing, the registration statement had not been declared effective. The Company incurs liquidated damages of $125,000 per month until the registration statement is declared effective. The Company believes that it can satisfy this indebtedness through its present cash availability or through other means provided for in the agreements between the Company and the various debenture holders. If, however, the effectiveness of the registration statement is delayed for a significant period of time, such delay could have a material adverse effect upon the Company.

                                     PART II

Item 1. Legal Proceedings.

      Effective December 10, 1996, the Company placed Charles E. Chunn, Jr., its then chief financial officer, on paid administrative leave. Subsequent thereto, on March 10, 1997, the Company commenced an action against Mr. Chunn in the Chancery Court of Sebastian County, Arkansas seeking rescission of employment and deferred compensation agreements, restitution of all amounts paid to Mr. Chunn under such agreements, a declaratory judgment to the effect that the Company has no further obligation to Mr. Chunn under any of such agreements and an accounting. Mr. Chunn has filed counterclaims seeking an unspecified amount of damages, additional shares of the Company's Common Stock and attorneys' fees. The Company believes that it has meritorious defenses to Mr. Chunn's counterclaims. Mr. Chunn has also asked that the case be dismissed or transferred to another court.

      The Company is also party to certain litigation in the ordinary course of its business. The Company does not believe that any such proceedings will have a material adverse impact on its operations.

Item 2. Changes in Securities.

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      On April 4, 1997, a Form 8-K was filed concerning a press release reflecting preliminary earnings.

                                     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CONSOLIDATED ECO-SYSTEMS, INC.


                               By: /s/ Original Signed by James J. Connors, Jr.
                                   --------------------------------------------
                                   JAMES J. CONNORS, JR.
                                   President

Date:  May 15, 1997

Consolidated Eco-Systems, Inc. and Subsidiaries
Consolidated Statement of Operations

                                                    Three months ended March 31,  Year to date ended March 31,
                                                    ----------------------------  ----------------------------
                                                         1997           1996           1997           1996
                                                     (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                                    ------------   ------------   ------------   ------------
Sales                                               $  9,719,418   $  4,135,955   $  9,719,418   $  4,135,955
Cost of Sales                                          7,182,987      2,331,197      7,182,197      2,331,197
                                                    ------------   ------------   ------------   ------------
Gross profit                                           2,537,221      1,804,758      2,537,221      1,804,758
                                                    ------------   ------------   ------------   ------------
Cost and expenses
     Marketing expenses                                  119,583        300,621        119,583        300,621
     General and administrative                        2,119,815        783,650      2,119,815        783,650
                                                    ------------   ------------   ------------   ------------
Total cost and expenses                                2,239,398      1,084,271      2,239,398      1,084,271
                                                    ------------   ------------   ------------   ------------
Income (loss) from operations                            297,823        720,487        297,823        720,487

Other income (expense), net                              (56,180)       (42,682)       (56,180)       (42,682)
                                                    ------------   ------------   ------------   ------------
Income before income tax provisions (benefits)           241,643        677,805        241,643        677,805

Income tax (benefits) provisions                          65,244        169,452         65,244        169,452
                                                    ------------   ------------   ------------   ------------
Net income                                          $    176,399   $    508,353   $    176,399   $    508,353
                                                    ============   ============   ============   ============
Earnings per common share and common share
equivalent                                          $       0.01   $       0.05   $       0.01   $       0.05
                                                    ============   ============   ============   ============
Weighted average shares outstanding                   18,868,877     10,582,395     18,868,877     10,582,395
                                                    ============   ============   ============   ============

See notes to consolidated financial statements.

Consolidated Eco-Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows


                                                       Three months ended March 31, Year to date ended March 31,
                                                       ---------------------------- ----------------------------
                                                              1997          1996          1997        1996
                                                          (unaudited)   (unaudited)   (unaudited)   (unaudited)
                                                          -----------   -----------   -----------   ---------

Net cash (used) provided by operating activities          $   212,886   ($  745,536)  $   212,886   ($745,536)

Cash flows from investing activities
     Net purchase of property, plant,
       and equipment and proceeds from sale of
       property, plant, and equipment                         721,559      (581,717)      721,559    (581,717)
     Change in other assets                                    (3,255)       (3,818)       (3,255)     (3,818)
                                                          -----------   -----------   -----------   ---------
Net cash (used) provided by investing activities              718,304      (585,535)      718,304    (585,535)
                                                          -----------   -----------   -----------   ---------
Cash flows from financing activities
    Net proceeds (repayments) on notes payable
        and long term debt                                 (5,252,571)      632,215    (5,252,571)    632,215
    Recission of stock options                               (292,695)                   (292,695)
    Issuance of equity debentures                           2,836,166                   2,836,166
                                                          -----------   -----------   -----------   ---------
Net cash (used) provided by financing activities           (2,709,100)      632,215    (2,709,100)    632,215
                                                          -----------   -----------   -----------   ---------
Net increase (decrease) in cash and cash                   (1,777,910)     (698,856)   (1,777,910)   (698,856)
equivalents

Cash and cash equivalents - beginning of the period          2,730,966       877,183     2,730,966     877,183
                                                          -----------   -----------   -----------   ---------
Cash and cash equivalents - ending of the                 $   953,056   $   178,327   $   953,056   $ 178,327
period                                                    ===========   ===========   ===========   =========

See notes to consolidated financial statements.

Consolidated Eco-Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                           March 31, 1997 December 31, 1996
                                                             (unaudited)     (audited)
                                                            ------------   ------------
                     ASSETS

Current assets

   Cash and cash equivalents                               $    953,056   $  2,730,966
   Accounts receivable - trade, net of allowance
      for doubtful accounts                                   6,585,849      6,661,832
   Notes receivable                                           1,127,576      1,097,576
   Cost and estimated earnings in excess of billings
     on uncompleted contracts                                   439,444        495,796
   Inventories - supplies                                       294,871        537,637
   Other current assets                                         564,814        495,778
                                                           ------------   ------------
 Total current assets                                         9,965,610     12,019,585
                                                           ------------   ------------
Net property, plant and equipment                            24,079,246     25,594,669
                                                           ------------   ------------
Other assets
   Intangible assets, net of amortization                     5,767,918      5,865,310
   Due from shareholders                                      1,652,298      1,679,043
   Deferred income taxes                                        472,228        309,481
   Other assets                                                 399,575        408,787
                                                           ------------   ------------
Total other assets                                            8,292,019      8,262,621
                                                           ------------   ------------

Total assets                                               $ 42,336,875   $ 45,876,875
                                                           ============   ============
LIABILITIES AND SHAREHOLDERS'
EQUITY

Current Liabilities

     Notes payable                                            6,901,819     11,631,582
     Current maturities of long-term debt                     3,914,418      4,217,427
     Account payable - trade                                  4,545,365      5,342,375
     Billings in excess of costs and estimated
        earnings on uncompleted contracts                        65,220         74,482
     Accrued liabilites                                         791,552      1,067,611
     Current deferred income taxes                              312,884        237,851
                                                           ------------   ------------
Total current liabilities                                    16,531,258     22,571,328
                                                           ------------   ------------
Long-term debt                                                5,984,199      6,203,999
                                                           ------------   ------------
Shareholders' equity

     Common stock                                                15,114         15,114
     Additional paid-in capital                              24,294,940     21,831,153
     Retained earnings (deficit)                             (1,188,636)    (1,444,719)
                                                           ------------   ------------
                                                             23,121,418     20,401,548
     Treasury stock, at cost                                 (3,300,000)    (3,300,000)
                                                           ------------   ------------
Total shareholders' equity                                   19,821,418     17,101,548
                                                           ------------   ------------
Total liabilities and shareholders' equity                 $ 42,336,875   $ 45,876,875
                                                           ------------   ------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1997

1.    Basis of Consolidations

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.    Sale of Certain Assets

      On February 27, 1997 Larco Environmental Services, Inc. sold all of the emergency response equipment to an unaffiliated third party, for approximately $1,200,000. The proceeds of such sale were used to retire a portion of Larco's debt to Hibernia National Bank. Under the terms of the contract of sale, Larco agreed not to compete with the purchaser in the emergency response business and the purchaser agreed not to compete with Larco in the industrial services business, in each case with limited exceptions, within approximately fifty miles of Lake Charles, Louisiana.

3.    Issuance of Debentures

      During December 1996, the Company began issuing 8% Convertible Equity Debentures. A total of $3,000,000 was issued during January 1997. Under the terms of these debentures, the face value, plus a deferred amount at 8% of the face value, may be converted into the Company's common stock at any time by the debenture holder. If not previously converted, all outstanding debentures must be converted to common stock two years from the date of issue. All such conversions will be made at 20% less than the stock's five day average closing bid immediately prior to the date of the conversion. Since the debentures can only be repaid by issuance of stock, the issue price of $3,000,000, less issue costs, have been reflected as additional paid-in capital in the accompanying financial statements. Under the terms of these debentures, the Company is subject to liquidated damages of approximately $125,000 per month if the stock to be issued pursuant to conversion of the debentures is not registered within 60 days of the date of issuance of the debentures.

4.    Rescission of Stock Options

      On March 30, 1997, Larry Woodcock rescinded an option to acquire 200,000 shares of common stock which were issued on or about June 26, 1996. One-half of the options were exercisable on or after June 26, 1997 and the other half were exercisable after June 26, 1998. The exercise price of the options was $.25 per share. On March 30, 1997, Ken McDonald rescinded an option an option to acquire 514,469 shares of common stock which were issued on or about June 26, 1997. One-half of the options were exercisable on or after June 27, 1997 and the other half were exercisable after June 27, 1997. The exercise price of the options was $.25 per share.