Form 10-Q
period 1997-06-30
EXSORBET INDUSTRIES INC
filed 1997-08-19
CIK 930159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                        --------------------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                              6807 West 12th Street
                              Little Rock, AR 72204
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (501) 664-7745

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                                Name on Each Market
           Title of Each Class                    on Which Listed
           -------------------                    ---------------
      Common Stock, $.001 par value                    NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 18, 1997, 43,855,547 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the high trading price on the Nasdaq SmallCap Market on August 18, 1997 of $.3125) of Consolidated Eco-Systems, Inc. held by non-affiliates of the registrant at that date was approximately $910,770.

================================================================================

                                TABLE OF CONTENTS

Item                                                                        Page
                                     PART I

1.    Financial Statements...................................................3
2.    Management's Discussion and Analysis of Financial Condition
        and Results of Operation.............................................3

                                     PART II

1.    Legal Proceedings......................................................8
2.    Changes in Securities..................................................8
3.    Defaults Upon Senior Securities........................................9
4.    Submission of Matters to a Vote of Security Holders....................9
5.    Other Information......................................................9
6.    Exhibits and Reports of Form 8-K.......................................9

      Signatures............................................................10

                                     PART I

Item 1. Financial Statements.

      The Registrant's financial statements and financial data are attached to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      The following analysis and discussion highlights the significant factors affecting the Company's financial condition and results of operations for the quarter ended June 30, 1997. For a more complete understanding of the following discussion, reference should be made to the Company's Consolidated Financial Statements and the related notes thereto presented elsewhere in this report.

Significant Events Affecting Operations

      Between December 20, 1996 and January 22, 1997, the Company issued $5,000,000 in debentures convertible into common stock of the Company at eighty percent (80%) of the average five day closing bid of the Company's common stock on the five day period immediately prior to conversion. In connection with the debentures, the Company agreed to file a registration statement with the United States Securities and Exchange Commission within five days of issuance of each debenture and to cause the registration statement to become effective within 60 days. The debentures provided that if the registration statement did not become effective within 60 days that the debenture holders would be entitled to recover $25 per each $1,000 of debentures held for each month that the registration statement did not become effective.

      In May 1997, the Company entered into modification agreements with the holders of $5 million of 8% convertible debentures of the Company issued during December 1996 and January 1997. Pursuant to the modification agreements, the Company issued new debentures to 14 of such holders in the approximate principal amount of $3,339,000 in exchange for the surrender of $2,637,500 of outstanding debentures and the waiver by the debenture holders of liquidated damages in the approximate amount of $225,000 and the release by such debenture holders of certain potential claims against the Company. Further, the Company issued 104,954 shares of its Common Stock to the remaining five holders in payment of contractual liquidated damages in connection with the late registration of the shares of common stock issuable upon conversion of such holders debentures.

      During July, 1997, one of the debenture holders, The Shaar Fund, attempted to convert separate portions of its convertible debenture into common stock of the Company. The Company declined to honor the conversions because it believed that it had valid defenses to honoring such conversions. The Shaar Fund notified the Company on or about August 1, 1997 that it was entitled to approximately 5,800,000 shares of common stock of the Company and demanded delivery of such shares. On August 3, 1997, the Company reached a settlement agreement with The Shaar Fund whereby the Company delivered 2,200,000 shares of common stock to The Shaar Fund. The Shaar Fund agreed to a conversion price of $.45 per share with respect to all of its remaining debenture for which conversion notices had been previously received by the Company. On or about August 13, 1997, the Company issued an additional 1,333,333 shares of common stock to The Shaar Fund in satisfaction of such conversions and in full satisfaction of all claims of The Shaar Fund. The Shaar Fund also agreed to provide $100,000 to the Company for reimbursement of expenses incurred by the Company, to pay up to $50,000 for future legal fees of the Company associated with claims surrounding the debentures issued in December, 1996 and January, 1997, and to release the Company from any additional claims.

      During August, 1997, the Company determined that it did not have adequate common stock remaining to honor debentures issued during December, 1996 and January, 1997, and modified in May, 1997. As of August 15, 1997 approximately $2,200,000 of such debentures remain outstanding and unconverted due to inability of the Company to honor such conversions. The Company is required under the terms of the debentures, and due to demands by debenture holders, to call a shareholder meeting and seek an increase in the number of authorized shares of common stock.

Results of Operations

      Restated Financial Information. The Company's financial information for 1995 has been restated to reflect the acquisitions of Consolidated Environmental Services, Inc., Eco-Systems, Inc., LARCO Environmental Services, Inc., and KR Industrial Service of Alabama, Inc. The Company's financial information for 1996 has been restated to reflect the acquisitions of LARCO Environmental Services, Inc. and KR Industrial Service, Inc.

      Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30, 1996

      Sales. For the three months ended June 30, 1997 and 1996, sales were $7,563,372 and $7,276,802, respectively. Overall sales for the three months ended June 30, 1996 does not include sales for 7-7, Inc., which was not acquired until September 30, 1997. Overall sales for the three months ended June 30, 1997 include sales for 7-7, Inc. of $1,879,607. Overall sales at 7-7 are expected to rise during the third and/or fourth quarters of 1997 due to the continued use of extensive marketing efforts, including the use of the Company's national marketing manager at 7-7. The Company believes that the additional marketing efforts at 7-7 will have a significant impact on sales made by 7-7 during the third and fourth quarters of 1997.

      For the three months ended June 30, 1997, overall sales by Consolidated Environmental Services, Inc. decreased from $2,433,850 to $650,727. The operations conducted by Consolidated Environmental Services, Inc. have consisted of work which typically requires bonding capabilities that the Company has not been able to maintain during 1997.

      For the three months ended June 30, 1997, overall sales by Eco-Systems, Inc., the Company's engineering subsidiary, were $1,279,955, as compared to $958,107 for the three months ended June 30, 1996. The Company believes that the rise in overall sales at Eco-Systems, Inc. are attributable to more extensive marketing efforts.

      For the three months ended June 30, 1997, overall sales by Exsorbet Technical Services, Inc. d/b/a SpilTech Services were $601,788, as compared to $470,057 for the three months ended June 30, 1996. The Company believes that the increase in sales at SpilTech are attributable to more aggressive marketing efforts and by the provision of more industrial service type work to utility and commercial clients.

      Cost of Sales. For the three months ended June 30, 1997 and 1996, the cost of sales were $6,647,504 and $4,250,786, respectively, or 87.9% as a percentage of sales as compared to 58.4%, respectively. The cost of sales increased due to increased sales costs incurred as the result of the acquisition of 7-7, Inc., and sales costs associated with operations at Consolidated Environmental Services, Inc. and Larco Environmental Services, Inc. For the three months ended June 30, 1996, the cost of sales at 7-7, Inc. were $1,876,214 or 99.8% of overall sales of 7-7. Management views the cost of sales at 7-7 as being largely attributable to the extensive marketing efforts at 7-7, Inc., which are targeted at obtaining long term contracts for the recycling services of 7-7. The Company believes that when additional long term contracts for the recycling services of 7-7 are obtained, the cost of sales as a percentage of sales will decrease.

      For the three months ended June 30, 1997, the cost of sales at Consolidated Environmental Services, Inc. were $1,388,766, or 213% as a percentage of sales. For the three months ended June 30, 1996, the cost of sales of Consolidated Environmental Services, Inc. was $1,453,371, or 59.7% as a percentage of sales. The increase in cost of sales as a percentage of overall sales is related primarily to the closing out of long term contracts.

      For the three months ended June 30, 1997, the cost of sales at Larco Environmental Services, Inc. were $1,083,146, or 77.9% as a percentage of sales. For the three months ended June 30, 1996, the cost of sales were $629,217, or 49% as a percentage of sales. The increase in cost of sales as a percentage of overall sales is due to increased market competition in the Lake Charles, Louisiana area where Larco is based. Management has utilized increased marketing efforts and decreased overall costs as a result of the problem.

      Total Operating Expenses. For the three months ended June 30, 1997 and 1996, total operating expenses were $5,530,414 and $1,557,957, respectively. The increase resulted primarily from an increase in general and administrative expenses from $1,162,141 for the three months ended June 30, 1996 to $4,986,126 for the three months ended June 30, 1997.

      For the three months ended June 30, 1997, total general and administrative expenses of Exsorbet Industries, Inc. (the Arkansas subsidiary) were $1,690,496, as compared to $105,852 for the three months ended June 30, 1996. The increase in general and administrative expenses resulted primarily from a write down of an intangible asset, a non-competition agreement that was deemed to no longer be of value to the Company, expenses incurred in connection with the issuance of stock options which had been issued at the time of certain acquisitions during 1996, and the write down of a portion of a contract that the Company believes to be uncollectible in the amount of approximately $942,000. These expenses are expected to be non-recurring. For the three months ended June 30, 1997, total general and administrative expenses of Consolidated Environmental Services, Inc. were $772,835, of which $250,000 is a write down for bad debt.

      Net Income. For the three months ended June 30, 1997 and 1996, net income
(loss) was ($4,626,013) and $803,375, respectively. Net income (loss) per share was approximately ($.25) and $.08, respectively.

      Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

      Sales. For the six months ended June 30, 1997 and 1996, sales were $17,282,790 and $15,039,167, respectively. The increase in sales was due primarily to sales by 7-7, Inc. of $4,597,386 for the six months ended June 30, 1997. 7-7 was not acquired by the Company until September 30, 1996, and its sales for the six months ended June 30, 1996 were not included.

      For the six months ended June 30, 1997 and 1996, sales by Consolidated Environmental Services, Inc. were $2,601,703 and $4,125,937, respectively. The operations conducted by Consolidated Environmental Services, Inc. have consisted of work which typically requires bonding capabilities that the Company has not been able to maintain during 1997.

      Cost of Sales. For the six months ended June 30, 1997 and 1996, the cost of sales was $13,830,020 and $8,485,384, respectively, or 80% as a percentage of sales as compared to 56.4%, respectively. The cost of sales increased as the result of the acquisition of 7-7, Inc. Cost of sales at 7-7, Inc. for the six months ended June 30, 1997 were $4,289,382 or 93.3% as a percentage of sales. Cost of sales as a percentage of sales are expected to decrease as long term contracts for 7-7, Inc.'s recycling process are obtained.

      For the six months ended June 30, 1997, the cost of sales at Consolidated Environmental Services, Inc. was $2,706,081, or 104% as a percentage of sales. For the three months ended June 30, 1996, the cost of sales of Consolidated Environmental Services, Inc. were $2,570,404, or 62.3% as a percentage of sales.

      For the six months ended June 30, 1997, the cost of sales at Larco Environmental Services, Inc. was $2,280,595, or 78.3% as a percentage of sales. For the six months ended June 30, 1996, the cost of sales was $2,280,428 or 63.9% as a percentage of sales.

      Total Operating Expenses. For the six months ended June 30, 1997 and 1996, total operating expenses were $7,769,493 and $2,867,774, respectively. The increase resulted from an increase in marketing and general administration expenses. The increase in operating expenses is due primarily to increased administrative expenses resulting from the increased expenses associated with the acquisitions made by the Company in 1996 and certain write-downs taken by the Company. During the six months ended June 30, 1997, the Company wrote down an intangible asset, a non-competition agreement that was deemed to no longer be of value to the Company, expenses incurred in connection with the issuance of stock options which had been issued at the time of certain acquisitions during 1996, and the write down of a portion of a contract that the Company believes to be uncollectible in the amount of approximately $942,000. These expenses are expected to be non-recurring.

      Net Income. For the six months ended June 30, 1997 and 1996, net income
(loss) was ($4,461,696) and $2,055,993, respectively. For the six months ended June 30, 1997 and 1996, net income (loss) per share was approximately ($.24) and $.08, respectively.

      Three Months Ended June 30, 1996 Compared to the Three Months Ended June 30, 1995

      Sales. For the three months ended June 30, 1996 and 1995, sales were $7,276,802 and $6,491,506, respectively. The increase in sales was due primarily to a higher level of technical expertise in providing products and services to clients and cross selling of products and services between the various subsidiaries of the Company.

      Cost of Sales. For the three months ended June 30, 1996 and 1995, the cost of sales were $4,250,786 and $4,154,623, respectively, or 58.4% as a percentage of sales as compared to 64.0%, respectively. The cost of sales as a percentage of sales decreased as management gained better control of the cost factors associated with producing the Company's products and providing the services offered by the Company, as well as the Company's ability to provide services within the framework of the various subsidiaries.

      Total Operating Expenses. For the three months ended June 30, 1996 and 1995, total operating expenses were $1,557,957 and $1,228,516, respectively. The increase resulted from an increase in marketing and general administration expenses.

      Net Income. For the three months ended June 30, 1996 and 1995, net income was $803,438 and $595,013, respectively. For the three months ended June 30, 1996 and 1995, net income per share was approximately $.08 and $.06, respectively.

      Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

      Sales. For the six months ended June 30, 1996 and 1995, sales were $15,039,167 and $11,078,050, respectively. The increase in sales was due primarily to a higher level of technical expertise in providing products and services to clients and cross selling of products and services between the various subsidiaries of the Company.

      Cost of Sales. For the six months ended June 30, 1996 and 1995, the cost of sales were $8,485,384 and $7,303,205 respectively, or 56.4% as a percentage of sales as compared to 67.0%, respectively. The cost of sales as a percentage of sales decreased as management gained better control of the cost factors associated with producing the Company's products and providing the services offered by the Company, as well as the Company's ability to provide services within the framework of the various subsidiaries.

      Total Operating Expenses. For the six months ended June 30, 1996 and 1995, total operating expenses were $2,867,774 and $1,964,879, respectively. The increase resulted from an increase in marketing and general administration expenses.

      Net Income. For the three months ended June 30, 1996 and 1995, net income was $803,438 and $595,013, respectively. For the three months ended June 30, 1996 and 1995, net income per share was approximately $.08 and $.06, respectively.

Financial Condition and Liquidity

      At June 30, 1997, total current assets were $5,884,341 reflecting a decrease from the June 30, 1996 level of $12,931,445. At June 30, 1997, total current liabilities were $15,162,524, reflecting an increase over the June 30, 1996 level of $8,844,450. This resulted in a current ratio of .37 and 1.46. This level of liquidity has caused the Company to have difficulty in satisfying short term obligations. The Company deemed that it was more prudent to sell certain assets that were not providing substantial benefit to the Company to satisfy some of its short term obligations. The assets sold by the Company consist primarily of equipment that had been utilized in the construction business of Consolidated Environmental Services, Inc. The Company believes that it is more cost effective to rent such equipment in the future if a need for such equipment arises.

      On July 25, 1997, Hibernia National Bank ("Hibernia") declared Larco Environmental Services, Inc. in default of its obligations. Hibernia contends that Larco is in default of its obligations and that it has accelerated all debt owed by Larco. That amount is approximately $1,070,750. The Company believes that it is current in the payment of all obligations to Hibernia. The Company has notified Hibernia that it is current in the payment of its obligations and has made demand for withdrawal of the declaration of default. If Hibernia fails to withdraw its declaration of default and is successful in accelerating payment from Larco, the acceleration would have a material adverse effect on Larco. The Company believes that it would prevail in any litigation with Hibernia in regard to the declaration of default.

      During the three months ended June 30, 1997, working capital needs were met primarily from cash generated from operations and from short term borrowing. The Company has frequently utilized short term borrowings with certain of its receivables as security through factoring companies for operating needs. The Company is attempting to refinance the majority of its outstanding obligations.

      For the three months ended June 30, 1997, the Company determined to make adjustments for assets that it believed were no longer of value or were worth less than their current carrying value. As a result, the Company incurred the following expenses: approximately $667,000 relating to a loss on real estate; approximately $495,000 resulting from the write off of long term contracts; approximately $400,000 on a contract that had previously been amortized over a long term basis but which the Company determined is no longer of value; approximately $200,000 related to the issuance of stock options in connection with acquisitions; approximately $625,000 related to receivables that the Company determined to be uncollectible; approximately $942,000 related to a contract that the Company believes is uncollectible; approximately $2,300,000 related to equipment that was worth less than its current carrying value; approximately $187,000 related to a loss on the sale of equipment; approximately $210,000 related to a rental income receivable which management believes is uncollectible; approximately $187,000 in prepaid expenses which are no longer of value; and approximately $400,000 related to closing out long term contracts. Management does not believe that these expenses will recur.

      On September 30, 1996, the Company issued a promissory note to Calvin F. Lowe, II in the aggregate principal amount of $300,000. The note was issued at the time of acquisition of 7-7, Inc. by the Company. Mr. Lowe was the largest shareholder of 7-7, Inc. prior to its acquisition by the Company. The issued note was due on or about December 1, 1996. The Company was unable to pay the amount due at maturity and has been successful in obtaining either extensions of time to pay the debt from Mr. Lowe or a waiver of the right to immediately claim the amount due. During August, 1997, Mr. Lowe has notified the Company that he might demand payment on the note on or before October 15, 1997. Also, on September 30, 1996, the Company issued promissory notes in the total amount of $900,000 to the holders of stock of 7-7, Inc. at the time of its acquisition by the Company. The notes were amortized over a five year period with the first installment being due on December 1, 1996, and continuing every quarter thereafter until the entire amount was paid in full. The Company was unable to pay the amount due on December 1, 1996, and has not paid any amount due since such time. The Company has successfully obtained either extensions or waivers from the persons to whom the notes were given. While the Company believes that it has defenses available to claims which may be brought on all the notes, there can be no assurance that additional extensions or waivers will be provided. A judgment in favor of the note holders could have a material adverse impact on the Company.

      In November, 1996, the Company issued a promissory note in the principal amount of $3,300,000 to American Physicians Service Group, Inc. ("APS"), a Texas corporation. The note is due on September 30, 1996. The Company believes that it will not be able to satisfy the note at the time of its maturity. The Company believes that APS will agree to extend the maturity debt based upon certain concessions by the Company. Failure to APS to extend the maturity date would have a material adverse impact on the Company.

                                     PART II

Item 1. Legal Proceedings.

      On August 13, 1997, the Company entered into an agreement in resolution of claims filed by former employees of the Company who had filed suit against the Company in the Circuit Court of Crawford County, Arkansas seeking total damages of approximately $2,650,000 for violations of the Arkansas Civil Rights Act and for the common law tort of outrage. The Company believed that the amount of the settlement, $17,500, was less than future costs and expenses that would be incurred with the litigation. While management believed that it had meritorious defenses to the cause of action, the Company deemed that the settlement amount would be less than the future costs which would be incurred in defending the matter.

      During July, 1997, an insurance vendor brought suit against the Company in the Circuit Court of Sebastian County, Arkansas. The Company admits that it owes an amount to the vendor, but disputes the amount of the debt. The amount sought is approximately $100,000. While any judgment that might be rendered is not believed to have a substantial long term impact, such judgment could have an adverse impact on the Company's immediately available operating capital.

      During July, 1997, a former employee of the Company brought suit against the Company in the District Court of Tulsa County, Oklahoma claiming that the Company had breached a prior settlement agreement. Under the prior agreement, the Company was obligated to pay $3,000 per month to the employee in settlement of certain claims for commissions, compensation, and other matters. The settlement agreement provides that if the Company defaults in making any payment for five days or longer that the entire remaining amount may be accelerated by the employee. The employee claims that she is entitled to recover approximately $59,000, contending that the Company defaulted in making a payment or payments for five days or longer. The Company believes that any default was waived by the employee and has sought permission of the Court to continue paying the $3,000 monthly payments into the registry of the Court pending the litigation. While any judgment that might be rendered is not believed to have a substantial long term impact, any judgment that might be rendered in such cause could have an adverse impact on operating capital of the Company.

Item 2. Changes in Securities.

      Between December 20, 1996 and January 22, 1997, the Company issued $5,000,000 in debentures convertible into common stock of the Company at eighty percent (80%) of the average five day closing bid of the Company's common stock on the five day period immediately prior to conversion. In connection with the debentures, the Company agreed to file a registration statement with the United States Securities and Exchange Commission within five days of closing each debenture and to cause the registration statement to become effective within 60 days. The debentures provided that if the registration statement did not become effective within 60 days that the debenture holders would be entitled to recover $25 per each $1,000 of debentures held.

      In May 1997, the Company entered into modification agreements with the holders of $5 million of 8% convertible debentures of the Company issued during December 1996 and January 1997. Pursuant to the modification agreements, the Company issued new debentures to 14 of such holders in the approximate principal amount of $3,339,000 in exchange for the surrender of $2,637,500 of outstanding debentures and the waiver by the debenture holders of liquidated damages in the approximate amount of $225,000 and the release by such debenture holders of certain potential claims against the Company. Further, the Company issued 104,954 shares of its Common Stock to the remaining five holders in payment of contractual liquidated damages in connection with the late registration of the shares of common Stock issuable upon conversion of such holders debentures.

Item 3. Defaults Upon Senior Securities.

      The Company is unable to honor conversions of its convertible debentures issued in December, 1996 and January, 1997, and modified in May, 1997 due to the lack of available authorized shares of common stock. Pursuant to the terms of the debentures, and based upon demands by a certain holder, the Company will be required to call a shareholder's meeting and seek approval of the amendment of its articles of incorporation with an increase in the number of available authorized shares.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      During July, 1997, the Company named Robert Steelhammer of Houston, TX as its chairman of the board of directors. During July, 1997, Mr. Steelhammer resigned as chairman of the board of directors. Also, during July, 1997, Edward
L. Schrader resigned as a director from the Company pursuant to the terms of an agreement reached with the Company. Under the terms of the agreement, the Company and Dr. Schrader agreed to waive any contractual claims that either might have against the other, with the exception that Dr. Schrader did not waive any right to continued indemnity, including indemnity provided by resolution of the Board of Directors. Following the resignation of Robert Steelhammer, the Company's Board of Directors named James J. Connors, Jr. as its chairman.

Item 6. Exhibits and Reports on Form 8-K.

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CONSOLIDATED ECO-SYSTEMS, INC.



                                       By: /s/ James J. Connors, Jr.
                                           -------------------------------------
                                           JAMES J. CONNORS, JR.
                                           President

Date: August 19, 1997

Consolidated Eco-Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                June 30, 1997  December 31, 1996
                                                 (unaudited)       (audtied)
                                                -------------  -----------------
            ASSETS
Current assets
  Cash and cash equivalents                      $    406,340    $  2,730,966
  Accounts receivable - trade, net of
    allowance for doubtful accounts                 4,571,418       6,661,832
  Notes receivable                                     40,000       1,097,576
  Cost and estimated earnings in excess
    of billings on uncompleted contracts               42,189         495,796
  Inventories - supplies                              373,181         537,637
  Other current assets                                451,213         495,778
                                                 ------------    ------------
Total current assets                                5,884,341      12,019,585
                                                 ------------    ------------

Net property, plant and equipment                  20,426,527      25,594,669
                                                 ------------    ------------

Other assets
  Intangible assets, net of amortization            5,237,871       5,865,310
  Due from shareholders                             1,654,816       1,679,043
  Deferred income taxes                             2,844,375         309,481
  Other assets                                        349,650         408,787
                                                 ------------    ------------
Total other assets                                 10,086,712       8,262,621
                                                 ------------    ------------

Total assets                                     $ 36,397,580    $ 45,876,875
                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable                                     6,256,035      11,631,582
  Current maturies of long-term debt                3,014,895       4,217,427
  Accounts payable - trade                          4,800,485       5,342,375
  Billings in excess  of costs and estimated
    earnings on uncompleted contracts                  65,220          74,482
  Accrued liabilities                                 808,582       1,067,611
  Current deferred income taxes                       217,307         237,851
                                                 ------------    ------------
Total current liabilities                          15,162,524      22,571,328
                                                 ------------    ------------

Long-term debt                                      5,984,199       6,203,999
                                                 ------------    ------------

Shareholders' equity
  Common stock                                         15,114          15,114
  Additional paid-in capital                       24,442,158      21,831,153
  Retained earnings (deficit)                      (5,906,415)     (1,444,719)
                                                 ------------    ------------
                                                   18,550,857      20,401,548
  Treasury stock, at cost                          (3,300,000)     (3,300,000)
                                                 ------------    ------------
Total shareholders' equtiy                         15,250,857      17,101,548
                                                 ------------    ------------

Total liabilities and shareholders' equity       $ 36,397,580    $ 45,876,875
                                                 ============    ============


See notes to the consolidated financial statements.

Consolidated Eco-Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                Three months ended June 30,   Year to date ended June 30,
                                               ----------------------------   ---------------------------
                                                    1997           1996           1997           1996
                                                (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                                ------------   ------------   ------------   ------------
Sales                                           $  7,563,372   $  7,276,802   $ 17,282,790   $ 15,039,167

Cost of sales                                      6,647,504      4,250,786     13,830,020      8,485,384
                                                ------------   ------------   ------------   ------------

Gross profit                                         915,868      3,026,016      3,452,770      6,553,783
                                                ------------   ------------   ------------   ------------

Cost and expenses
  Marketing expenses                                 544,288        395,816        663,871        786,842
  General and administrative                       4,986,126      1,162,141      7,105,622      2,080,932
                                                ------------   ------------   ------------   ------------
Total cost and expenses                            5,530,414      1,557,957      7,769,493      2,867,774
                                                ------------   ------------   ------------   ------------

Income (loss) from operations                     (4,614,546)     1,468,059     (4,316,723)     3,686,009

Other income (expense), net                       (2,188,415)      (172,192)    (2,244,595)      (369,892)
                                                ------------   ------------   ------------   ------------

Income before income tax provisions (benefits)    (6,802,961)     1,295,867     (6,561,318)     3,316,117

Income tax (benefits) provisions                  (2,176,948)       492,492     (2,099,622)     1,260,124
                                                ------------   ------------   ------------   ------------

Net income (loss)                               $ (4,626,013)  $    803,375   $ (4,461,696)  $  2,055,993
                                                ============   ============   ============   ============

Earnings per common share and
  common share equivalent                       $      (0.25)  $       0.08   $      (0.24)  $       0.19
                                                ============   ============   ============   ============

Weighted average shares outstanding               18,868,877     10,634,020     18,868,877     10,634,020
                                                ============   ============   ============   ============


See notes to the consolidated financial statements.

Consolidated Eco-Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                     Three months ended June 30,  Year to date ended June 30,
                                                     ---------------------------  ---------------------------
                                                          1997          1996          1997          1996
                                                      (unaudited)   (unaudited)   (unaudited)   (unaudited)
                                                      -----------   -----------   -----------   -----------
Net cash (used) provided by operating activities      $   327,621   $     8,660   $   540,507   ($1,758,845)
                                                      -----------   -----------   -----------   -----------

Cash flows from investing activites:
  Net purchase of property, plant, and equipment
    and proceeds from sale of property plant and
    equipment                                           1,104,000    (3,231,644)    1,825,559    (4,011,611)
  Change in other assets                                   (2,518)   (1,477,968)       (5,773)   (1,245,413)
                                                      -----------   -----------   -----------   -----------
Net cash (used) provided by investing activities        1,101,482    (4,709,612)    1,819,786    (5,257,024)
                                                      -----------   -----------   -----------   -----------

Cash flows from financing activities:
  Net proceeds (repayments) on notes payable and
    long-term debt                                     (1,975,819)    2,072,049    (7,228,390)    3,747,393
  Proceeds from issuance of debentures                         --     5,000,000            --     5,000,000
  Recission of stock options                                   --            --      (292,695)           --
  Issuance of equity debentures                                --            --     2,836,166            --
                                                      -----------   -----------   -----------   -----------
Net cash (used) provided by financing activities       (1,975,819)    7,072,049    (4,684,919)    8,747,393
                                                      -----------   -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents     (546,716)    2,371,097    (2,324,626)    1,731,524

Cash and cash equivalents - beginning of the period       953,056       237,609     2,730,966       877,183
                                                      -----------   -----------   -----------   -----------

Cash and cash equivalents - ending of the period      $   406,340   $ 2,608,706   $   406,340   $ 2,608,707
                                                      ===========   ===========   ===========   ===========


See notes to the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 1997

1.    Basis of Consolidations

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

4.    Write Off of Certain Assets

      During the second quarter of 1997, management elected to write down certain assets to reflect their current estimated fair market value. As a result, the Company incurred the following expenses: approximately $667,000 relating to a loss on real estate; approximately $495,000 resulting from the write off of long term contracts; approximately $400,000 on a contract that had previously been amortized over a long term basis but which the Company determined is no longer of value; approximately $200,000 related to the issuance of stock options in connection with acquisitions; approximately $625,000 related to receivables that the Company determined to be uncollectible; approximately $942,000 related to a contract that the Company believes is uncollectible; approximately $2,300,000 related to equipment that was worth less than its current carrying value; approximately $187,000 related to a loss on the sale of equipment; approximately $210,000 related to a rental income receivable which management believes is uncollectible; approximately $187,000 in prepaid expenses which are no longer of value; and approximately $400,000 related to closing out long term contracts. Management does not believe that these expenses will recur.

5.    Rescission of Stock Options

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