Form 10-Q
period 1997-09-30
EXSORBET INDUSTRIES INC
filed 1997-11-14
CIK 930159

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

        For the quarterly period ended September 30, 1997

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

     Title of Each Class                                    Name of Each Market
     -------------------                                      on Which Listed
                                                              ---------------

Common Stock, $.001 par value                                       OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 10, 1997, 47,266,464 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the high trading price on the OTC Bulletin Board on November 10, 1997 of $.25) of Consolidated Eco-Systems, Inc. held by non-affiliates of the registrant at that date was approximately $11,026,440.

================================================================================

                                TABLE OF CONTENTS

Item                                                                        Page
                                     PART I

1.  Financial Statements...................................................... 3
2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operation..................................................... 3

                                     PART II

1.  Legal Proceedings......................................................... 7
2.  Changes in Securities..................................................... 8
3.  Defaults Upon Senior Securities........................................... 8
4.  Submission of Matters to a Vote of Security Holders....................... 8
5.  Other Information......................................................... 8
6.  Exhibits and Reports of Form 8-K.......................................... 8

    Signatures................................................................ 9

                                     PART I

Item 1.  Financial Statements.

            The Registrant's financial statements and financial data are attached to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            The following analysis and discussion highlights the significant factors affecting the Company's financial condition and results of operations for the quarter ended September 30, 1997. For a more complete understanding of the following discussion, reference should be made to the Company's Consolidated Financial Statements and the related notes thereto presented elsewhere in this report.

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

            The Company has reached agreements with certain remaining debenture holders to convert the remaining portions of convertible debentures at a conversion price of $.45 per share. Each debenture holder converting at such price provided a complete release of liability to the Company and its officers and directors. However, the Company is obligated to use its best efforts to obtain shareholder approval of a plan that would allow for additional stock to be provided to certain debenture holders who sustained losses by virtue of making conversions at $.45 per share. As of November 10, 1997, approximately $1,221,454 of the debentures remain unconverted.

            On October 13, 1997, the Company was notified that its listing on the Nasdaq Stock Market SmallCap Market had been terminated. The decision to de-list the stock has been appealed to a review committee of the Nasdaq Stock Market, Inc. The Company has been notified that it may submit additional documentation for review on or before December 10, 1997. The Company's stock is currently listed on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers.

Forward Looking Statements

            Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations

            The following analysis and discussion highlights significant factors affecting the Company's financial condition and results of operations for the quarter and nine months ended September 30, 1997. For a more complete understanding of the following discussion, reference should be made to the Company's Consolidated Financial Statements and the related notes thereto presented above.

            The Company's financial information includes information attributable to the acquisition of 7-7, Inc. on September 30, 1996. Because the acquisition was accounted for as a purchase, financial results for the quarter and nine months ended September 30, 1996 do not include results of operations for 7-7, Inc.. The Company's financial information includes consolidated financial information for the Company's subsidiaries, including Consolidated Environmental Services, Inc. ("CESI"), Cierra, Inc. ("Cierra"), Exsorbet Technical Services, Inc. d/b/a SpilTech Services ("SpilTech"), Eco Acquisition, Inc. d/b/a Eco Systems ("Eco Systems"), Larco Environmental Services, Inc. ("Larco"), KR Industrial Services of Alabama, Inc. ("KRISA"), and 7-7, Inc. ("7-7").

            Sales. Consolidated sales for the three months ended September 30, 1997 were $6,837,600, compared to $7,305,636 for the three months ended September 30, 1996. The decrease in sales was associated primarily with the shutdown of unprofitable operations in the Company's construction subsidiary, CESI. The Company determined during the second quarter of 1997 to cease operations of CESI due to losses of the subsidiary attributable to bonding difficulties, smaller profit margins, and increased competition. Total sales of CESI for the three months ended September 30, 1997 were $21,303, compared to $1,951,394 for the three months ended September 30, 1996. The decrease in consolidated sales was also due, in part, to the sale of the emergency response division of Larco, which was sold during the first quarter of 1997. Larco revenues for the three months ended September 30, 1996 included revenues from providing emergency response services.

            Consolidated sales for the third quarter of 1997 were attributable in large part to increased sales efforts in the industrial services division of the Company, consisting of KRISA, Larco, and SpilTech. For the three months ended September 30, 1997, sales at KRISA were $1,596,839, sales at Larco were $1,340,521, and sales at SpilTech were $682,833. For the three months ended September 30, 1997, overall sales by Eco-Systems, Inc., the Company's engineering subsidiary, were $1,098,248, while sales at Cierra were $37,684.

            During the third quarter of 1997, the Company determined that it was not profitable to continue operations of Cierra, an engineering subsidiary based in Little Rock, Arkansas. Cierra was directly competing with Eco Systems, the Company's primary consulting subsidiary. While operations at Cierra were discontinued, the majority of Cierra's employees were offered new employment with Eco Systems.

            Gross Profit. For the three months ended September 30, 1997, gross profit was $1,740,160 or 25.4% as a percentage of sales, as compared to $1,928,002 or 26.3% as a percentage of sales for the three months ended September 30, 1996. Total cost of sales for the third quarter of 1997 were $5,097,441 or 74.5% as a percentage of overall sales revenues, compared to $5,377,634 or 73.6% as a percentage of overall sales revenues for the three months ended September 30, 1996. The percentage of gross profit compared to revenues decreased primarily due to a significant increase of cost of sales at CESI as a percentage of revenues and the addition of the cost of sales at 7-7 as a percentage of revenue.

            Cost of sales for CESI during the three months ended September 30, 1997 were $263,500 or 1236.9% as a percentage of overall sales revenues. The amount was attributable to costs related to closing down of operations of CESI. The Company believes that with this discontinuation of operations that CESI will not be a significant contributing factor to future sales costs. Cost of sales at 7-7 were $1,992,445 or 96.7% as a percentage of revenues. The Company is exploring alternatives to decrease the cost of sales as a percentage of revenues at 7-7. In September, 1997, the Company assigned Samuel Williams, its Chief Operating Officer, to assist in operations at 7-7. In November, 1997, Mr. Williams was appointed President of 7-7, overseeing all of the activities of the 7-7 subsidiary.

            For the three months ended September 30, 1997, total cost of sales in the Company's industrial services subsidiaries were $2,111,180 or 58.3% as a percentage of consolidated sales. Total cost of sales at Eco-Systems for the same period was $643,526, or 58.6% as a percentage of sales. The Company believes that continued implementation of its current business plan, including continued cost cutting and elimination of unprofitable divisions or subsidiaries will result in an increase in the percentage of gross profitability as compared to sales.

            Total Costs and Expenses. For the three months ended September 30, 1997 and 1996, total costs and expenses were $786,477 and $1,639,904, respectively. The decrease was due primarily to a decrease in general and administrative expenses from $1,275,170 in the third quarter of 1996 to $786,477 in the third quarter of 1997. The Company attributes the decrease in general and administrative expenses to cost cutting and consolidation of certain administrative functions as part of its current business plan, which resulted in cost savings to the Company. Total marketing expenses for the third quarter of 1997 were $0, as compared to $364,734 for the third quarter of 1996. The decrease in marketing expenses was due primarily to implementation of cost cutting associated with the Company's current business plan, elimination of certain marketing positions, and by accounting for the salary of the Company's National Sales Manager as a general and administrative expense.

            Other Income (Expense). For the three months ended September 30, 1997, the Company had other expenses of ($587,499), as compared to other expenses of ($271,424) for the three months ended September 30, 1996. Other expenses for the third quarter of 1997 included an expense of attributable to the mortgage and lease of its real estate facility in Mulberry, Arkansas. The Company is currently negotiating with interrested parties concerning the sale or lease of the real estate and equipment located on such property.

            Net Income. For the three months ended September 30, 1997 and 1996, net pre-tax income was $366,183 and $16,674, respectively. Net income after deduction for income tax provisions for the three months ended September 30, 1997 and 1996 was $208,538 and $10,339, respectively. Net income per share for the third quarter of 1997 and 1996 was approximately $.01 and $.00, respectively.

            Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996.

            Sales. For the nine months ended September 30, 1997 and 1996, sales were $24,120,390 and $22,419,265, respectively. The increase in sales was due primarily to increased marketing efforts in the industrial service division of the Company resulting in total sales of $10,446,520 for the first nine months of 1997 and due to sales of $6,657,588 attributable to 7-7 in the first nine months of 1997. Total sales from CESI for the first nine months of 1997 were $2,623,005, compared to $3,787,499 for the first nine months of 1996.

            Gross Profit. For the nine months ended September 30, 1997, gross profit was $4,942,929 or 20.4% as a percentage of sales, as compared to $8,301,120 or 37% as a percentage of sales for the nine months ended September 30, 1996. Cost of sales for the nine months ended September 30, 1997 were $19,177,461 or 79.5% as a percentage of revenues, compared to $14,118,145 or 63% as a percentage of revenues for the nine months ended September 30, 1996. The percentage of gross profit compared to revenues decreased primarily due to a significant increase of cost of sales at CESI as a percentage of revenues and the addition of the cost of sales at 7-7.

            Cost of sales for CESI during the nine months ended September 30, 1997 were $2,623,005 or 122.7% as a percentage of revenues. The amount was attributable to costs related to closing down of operations of CESI. The Company believes that with this discontinuation of operations that CESI will not be a significant contributing factor to future sales costs. Cost of sales at 7-7 for the nine months ended September 30, 1997 were $6,402,177 or 96.2% as a percentage of revenues.

            For the nine months ended September 30, 1997, cost of sales in the Company's industrial services subsidiaries (KRISA, Larco, and SpilTech) were $6,955,445 or 66.6% as a percentage of consolidated sales in such subsidiaries. Cost of sales at Eco-Systems for the same period was $1,918,738 or 54.8% as a percentage of sales, while cost of sales during the same time period at Cierra were $480,332, or 83.9% as a percentage of sales.

            Total Operating Expenses. For the nine months ended September 30, 1997 and 1996, costs and operating expenses were $8,305,970 and $4,328,266, respectively. The increase resulted from an increase in general and administration expenses. For the nine months ended September 30, 1997, general and administrative expenses were $7,642,099 and $3,172,917, respectively. The Company has implemented a plan to cut its general and administrative expenses which includes consolidation of most administrative functions to a centralized location, utilization of quantity discounts or negotiated prices for administrative purchases and services, and other costs cuts. The Company believes that these measures are significantly reducing general and administrative expenses. Of the $7,642,099 in general and administrative expenses incurred during the nine months ended September 30, 1997, $6,855,622 were incurred during the first six months of 1997.

            Net Income. For the nine months ended September 30, 1997 and 1996, net pre-tax income (loss) was ($6,195,134) and $3,332,791, respectively. For the nine months ended September 30, 1997 and 1996 net income (loss) after provisions for income taxes was ($4,253,158) and $2,066,332, respectively. For the nine months ended September 30, 1997 and 1996, net income (loss) per share was approximately ($.14) and $.19, respectively.

Financial Condition and Liquidity

            At September 30, 1997, total assets were $8,687,169, reflecting a decrease from the September 30, 1996 level of $14,946,895. At September 30, 1997, total current liabilities were $19,855,651, reflecting an increase over the September 30, 1996 level of $14,673,678. This resulted in a current ratio of
 .58 and 1.02, respectively at September 30, 1997 and 1996. This level of liquidity has caused the Company to have some difficulty in satisfying short term obligations. Therefore, the Company deemed that it was more prudent to sell certain assets that were not providing substantial benefit to the Company to satisfy some of its short term obligations. The Company has also utilized methods of more promptly collecting its receivables to satisfy outstanding obligations. The Company continues to negotiate for more favorable financing terms with certain lenders.

            The level of liquidity was affected by certain adjustments made by the Company during the second quarter of 1997. During such time period, the Company made adjustments which affect the current level of liquidity, including writing down: approximately $667,000 relating to a loss on real estate; approximately $495,000 resulting from the write down of a long term contract; approximately $625,000 related to receivables that are uncollectible; approximately $942,000 related to a contract that is uncollectible; approximately $1,183,900 related to equipment; approximately $210,000 related to uncollectible rental income; and approximately $187,000 in prepaid expenses.

            During September, 1997, Hibernia National Bank ("Hibernia") and Larco Environmental Services, Inc. entered into an agreement whereby Hibernia agreed to allow Larco to place its debt with another institution on or before November 30, 1997 without further payment of a default interest rate or declaration of default. The current amount of debt due from Larco to Hibernia is $697,150. The Company believes that it will be able to place such debt with an alternative lender within a time frame which is acceptable to Hibernia.

            During the three months ended September 30, 1997, working capital needs were met primarily from cash generated from operations and from short term borrowing. The Company has frequently utilized short term borrowings with certain of its receivables as security through factoring companies for operating needs. The Company is attempting to refinance the majority of its outstanding obligations.

            On September 30, 1996, the Company issued a promissory note to Calvin F. Lowe, II in the aggregate principal amount of $300,000. The note was issued at the time of acquisition of 7-7, Inc. by the Company. Mr. Lowe was the largest shareholder of 7-7, Inc. prior to its acquisition by the Company. The issued note was due on or about December 1, 1996. The Company believes that it has defenses to payment of the note.

            In November, 1996, the Company issued a promissory note in the principal amount of $3,300,000 to American Physicians Service Group, Inc. ("APS"), a Texas corporation. The Company has negotiated an agreement for extension of the debt which will be formalized by a signed document after the preparation of this document.

                                     PART II

Item 1. Legal Proceedings.

            During July, 1997, an insurance vendor brought suit against the Company in the Circuit Court of Sebastian County, Arkansas. The Company admits that it owes an amount to the vendor, but disputes the amount of the debt. A judgment has been entered against the Company in the sum of approximately $96,365. The judgment has been partially satisfied and the Company continues to contact the insurance vendor to arrange for suitable time payment of the judgment amount.

            During July, 1997, a former employee of the Company brought suit against the Company in the District Court of Tulsa County, Oklahoma claiming that the Company had breached a prior settlement agreement. While the Company disputed any liability in the case, a judgment in the amount of approximately $54,046. The Company deemed that the cost of an appeal would exceed any material benefit to the Company and has elected to forego an appeal in such proceeding. The Company believes that the judgment is being registered as of the time of preparation of this document and is making arrangements with the former employee for partial payment of the judgment and to arrange for suitable time payment of the total amount due.

            During September, 1997, two former employees of KRISA brought suit against the Company and KRISA. One suit was brought in the Circuit Court of Jefferson County, Alabama. The other brought suit in the Circuit Court of Winston County, Alabama. The employees claim that the Company and KRISA failed to comply with the terms of contractual arrangements with the individual employee. Both suits seek damages in excess of $50,000. The Company and KRISA believe that there are adequate defenses to the litigation and that the litigation will have no material adverse effect on the Company.

            In October, 1997, the Company was notified that a judgment had been entered against CESI in the County Court of Dallas County, Texas in the total sum of $13,071. The Company has no acknowledgment that it was ever served with process in the litigation and is exploring its options in regard to the litigation.

            On or about November 5, 1997, the Company was notified that an Ohio corporation had brought suit against the Company and 7-7 seeking damages against 7-7 and the Company in the sum of $117,460.66. The Company believes that it has no liability whatsoever on the alleged claim and does not believe that the claim will have any material adverse effect on the Company. The Company does not believe that it was a party to any contractual arrangement. The Company is investigating the allegations regarding 7-7 at the present time.

            The Company was notified in September and October, 1997 that certain vendors providing services at the site of contractual services being performed by CESI had made claim against the performance bond surety in connection with two particular contracts previously performed by CESI. In connection with one of these jobs, certain sums are being held as a retainage that will be used to reimburse, in whole or in part, the bonding company. The Company does not believe that the making of the claims will have a material adverse effect on the Company.

            On September 25, 1997, a vendor of CESI filed suit against CESI in the Circuit Court of Pulaski County, Arkansas seeking approximately $38,000 for breach of contract. The Company believes that sums retained in connection with a particular contract performed by CESI will be available to satisfy in whole, or in part, the damages claimed. The Company does not believe that the litigation will have a material adverse impact on the Company.

            On October 28, 1997, a vendor of CESI filed suit against CESI in the Circuit Court of Pulaski County, Arkansas seeking approximately $36,500 for breach of contract. The Company believes that sums retained in connection with a particular contract performed by CESI will be available to satisfy in whole, or in part, the damages claimed. The Company does not believe that the litigation will have a material adverse impact on the Company

            On August 22, 1997, a vendor of 7-7 filed suit against 7-7 and the Company in the Court of Common Pleas of Dauphin County, Pennsylvania. The suit seeks approximately $31,000 in damages. The Company continues to investigate the matter but believes that it is obligated to the vendor. The Company does not believe that the litigation will have an adverse impact on the Company.

Item 2. Changes in Securities.

            During the three months ended September 30, 1997, the holders of certain of the Company's convertible debentures issued between December 20, 1996 and January 22, 1997 converted such debentures into common stock of the Company pursuant to a special arrangement. See Item 2, Significant Events Affecting Operations. As of November 10, 1997, approximately $1,221,454 in such debentures remain unconverted.

Item 3. Defaults Upon Senior Securities.

            The Company was unable during the three months ended September 30, 1997 to honor conversions of its convertible debentures issued in December, 1996 and January, 1997, and modified in May, 1997 due to the lack of available authorized shares of common stock. The Company was able to negotiate with certain holders of debentures for conversion of the debentures into the Company's common stock at a price equivalent to $.45 per share, which was in excess of the conversion price stated in the debenture. The Company is obligated to use its best efforts to seek shareholder approval of a plan which will allow certain debenture holders converting their debentures at the price of $.45 per share to receive discounted warrants for the Company's stock to satisfy certain of their losses.

Item 4. Submission of Matters to a Vote of Security Holders.

            None.

Item 5. Other Information.

            None.

Item 6. Exhibits and Reports on Form 8-K.

            The Company incorporates herein Form 8-K filed on August 19, 1997 in connection with reporting information concerning expected financial results.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CONSOLIDATED ECO-SYSTEMS, INC.


                              By: /s/ Original signed by James J. Connors, Jr.
                              --------------------------------------------------
                                  JAMES J. CONNORS, JR.
                                  President

Date: November 12, 1997.

Consolidated Eco-Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 1997 and 1996

                                                 September 30,     September 30,
                                                     1997               1996
                                                 -------------     -------------


                            ASSETS
Current assets
    Cash and cash equivalents                    $    391,723       $  2,909,451
    Accounts receivable - Net
         of allowances                           $  5,413,158          5,828,857
    Notes receivable                             $          0          1,404,126
    Inventories - supplies                       $  1,062,501            558,197
    Other current assets                         $  1,819,786          4,246,264
                                                 ------------       ------------
Total current assets                                8,687,168         14,946,895
                                                 ------------       ------------

Net property, plant and equipment                $ 21,366,102         25,058,871
                                                 ------------       ------------
Other assets
     Intangible assets, net                      $  5,197,413         14,935,895
     Due from shareholders                       $     87,368          1,416,532
     Deferred income taxes                       $  1,420,506
     Other assets                                $    840,585            398,266
                                                 ------------       ------------
Total other assets                                  7,545,872         16,750,693
                                                 ------------       ------------

Total assets                                     $ 37,599,142       $ 56,756,459
                                                 ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities                                  1997               1996
                                                 -------------     -------------
     Notes payable                               $ 11,299,578
     Current maturities - LTD                    $    731,000          8,321,037
     Accounts payable - trade                    $  5,345,451          5,709,835
     Accrued liabilities                         $  1,687,329            642,806
     Current deferred income taxes               $    792,293
                                                 ------------       ------------
Total current liabilities                          19,855,651         14,673,678
                                                 ------------       ------------

Long-term debt                                   $  3,041,991          9,254,050
                                                 ------------       ------------

Deferred income tax liability                    ($ 1,017,979)           692,742
                                                 ------------       ------------
Shareholders' equity
    Common stock                                 $     15,114             14,606
    Additional paid-in capital                   $ 24,702,242         28,708,015
    Retained earnings (deficit)                  ($ 5,697,877)         3,413,368
                                                 ------------       ------------
                                                   19,019,479         32,135,989
    Treasury stock, at cost                        (3,300,000)
                                                 ------------       ------------
Total shareholders' equity                         15,719,479         32,135,989
                                                 ------------       ------------

Total liabilities and equity                     $ 37,599,142       $ 56,756,459
                                                 ============       ============

See Notes to Consolidated Financial Statements

Consolidated Eco-Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                  Three Months     Three Months     Nine Months      Nine Months
                                                  Ended 9/30/97    Ended 9/30/96    Ended 9/30/97    Ended 9/30/96
                                                  ------------     ------------     ------------     ------------
Sales                                             $  6,837,600     $  7,305,636     $ 24,120,390     $ 22,419,265

Cost of sales                                        5,097,441        5,377,634       19,177,461       14,118,145
                                                  ------------     ------------     ------------     ------------

Gross profit                                         1,740,159        1,928,002        4,942,929        8,301,120
                                                  ------------     ------------     ------------     ------------

Cost and expenses
     Marketing expenses                                      0          364,734          663,871        1,155,349
     General and administrative                        786,477        1,275,170        7,642,099        3,172,917
                                                  ------------     ------------     ------------     ------------
Total cost and expenses                                786,477        1,639,904        8,305,970        4,328,266
                                                  ------------     ------------     ------------     ------------

Income (loss) from operations                          953,682          288,098       (3,363,041)       3,972,854

Other income (expense), net                           (587,499)        (271,424)      (2,832,093)        (640,063)
                                                  ------------     ------------     ------------     ------------

Income before income tax provisions (benefits)         366,183           16,674       (6,195,134)       3,332,791

Income tax (benefits) provisions                       140,211            6,335       (1,941,976)       1,266,459
                                                  ------------     ------------     ------------     ------------

Net income                                        $    225,972     $     10,339     ($ 4,253,158)    $  2,066,332
                                                  ============     ============     ============     ============
Earnings per common share
   and common share equivalent                            0.01             0.00            (0.14)            0.19

Weighted average shares outstanding                 34,551,556       10,859,539       31,274,218       10,859,539

See Notes to Consolidated Financial Statements

Consolidated Eco-Systems, Inc. and Subsidiaries

                                                             Three Months    Three Months    Nine Months     Nine Months
                                                             Ended 9/30/97   Ended 9/30/96   Ended 9/30/97   Ended 9/30/96
                                                             ------------    ------------    ------------    ------------
Net cash (used) provided by operating activities             ($ 1,676,902)   $  1,609,016    ($   555,935)       $400,467
                                                             ------------    ------------    ------------    ------------

Cash flows from investing activities:
    Net purchase of property, plant, and equipment
         and proceeds from sale of property plant and
         equipment                                               (425,520)     (5,102,988)     (4,228,567)    (10,147,583)
     Change in other assets                                      (303,535)       (337,605)       (716,749)       (814,151)
                                                             ------------    ------------    ------------    ------------
Net cash (used) provided by investing activities                 (729,055)     (5,440,593)     (4,945,316)    (10,961,734)
                                                             ------------    ------------    ------------    ------------

Cash flows from financing activities:
   Net proceeds (repayments) on notes payable and
         long-term debt                                         2,391,340         767,264       3,162,008       9,228,477
   Recision of stock options                                            0               0               0               0
   Issuance of equity debentures                                        0               0               0               0
   Issuance of common stock                                       260,084       3,313,235       2,871,089       3,313,235
                                                             ------------    ------------    ------------    ------------
Net cash (used) provided by financing activities                2,391,340       4,080,499       3,162,008      12,541,712
                                                             ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents              (14,617)        248,922      (2,339,243)      1,980,445

Cash and cash equivalents - beginning of the period               406,340       2,608,076       2,730,966         877,183
                                                             ------------    ------------    ------------    ------------

Cash and cash equivalents - ending of the period                 $391,723      $2,856,998        $391,723      $2,857,628
                                                             ============    ============    ============    ============

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 1997

1.    Basis of Consolidations

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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